Form 10QSB
period 2007-06-30
NNRF, INC.
filed 2007-09-25
CIK 1175860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission file number:	0-49876

NNRF, Inc.

(Exact name of small business issuer as

specified in its charter)

Nevada	98-0216309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1574 Gulf Rd., #242, Point Roberts, WA 98281
(Address of principal executive offices)

(604) 943-0706
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐NO ☒

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES ☐NO ☐

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

47,472,263 shares of common stock, $0.001 par value, as of September 19, 2007

Transitional Small Business Disclosure Format (check one): YES ☐NO ☒

FORM 10-QSB

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION		3

ITEM 1.	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets
	June 30, 2007 and December 31, 2006 (Unaudited)	3

	Condensed Consolidated Statements of Operations
	For the Three and Six Months ended June 30, 2007 and 2006
	(Unaudited), and the Period from Inception Through June 30,
	2007 (Unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity
	For the Six Months ended June 30, 2007 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows
	For the Six Months ended June 30, 2007 and 2006 (Unaudited)
	and the Period from Inception Through June 30, 2007
	(Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	13
	Results of Operations	15
	Liquidity and Capital Resources	16
	Risk Factors	17

ITEM 3.	CONTROLS AND PROCEDURES	17

PART II - OTHER INFORMATION		19

ITEM 1.	LEGAL PROCEEDINGS	19
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19
ITEM 5.	OTHER INFORMATION	19
ITEM 6.	EXHIBITS	19

SIGNATURE		20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$125,583	$130,249
Prepaid expenses	366,061	6,249
Total Current Assets	491,644	136,498
Furniture and Equipment, net of accumulated depreciation
of $4,015 at June 30, 2007, and $3,415 at December 31, 2006	8,842	9,442
Deferred loan costs, net of accumulated amortization of $66,579
at December 31, 2006	-	307,881
Investment in ATOLL,at cost	4,566,250	1,166,250
Total Assets	$5,066,736	$1,620,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$141,973	$133,128
Management fee payable	183,348	271,625
Accrued interest	1,842	56,584
Shareholder advances	39,041	39,041
Total Current Liabilities	366,204	500,378
Long-Term Convertible Notes Payable,net of unamortized discounts
of $1,165,617 at December 31, 2006	-	783,883
Total Liabilities	366,204	1,284,261
Stockholders' Equity
Class A Preferred Stock - $0.001 par value; 5,000,000 shares authorized;
none outstanding	-	-
Class B Preferred Stock - $0.001 par value; 5,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
44,474,959 shares at June 30, 2007, and 33,529,406 shares
at December 31, 2006	44,475	33,529
Additional paid-in capital	28,068,652	12,787,497
Deficit accumulated during the development stage	(23,401,858)	(12,482,048)
Accumulated other comprehensive loss	(10,737)	(3,168)
Total Stockholders' Equity	4,700,532	335,810
Total Liabilities and Stockholders' Equity	$5,066,736	$1,620,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the Period from
					August 25, 2005
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	June 30,		June 30,		through
	2007	2006	2007	2006	June 30, 2007

Sales	$-	$-	$-	$3,434	$5,343
Cost of Sales	-	-	-	784	1,615
Gross Profit	-	-	-	2,650	3,728
Operating Expenses
General and administrative expenses	2,109,024	3,346,492	6,127,529	3,534,688	13,534,976
Foreign currency exchange loss	-	1,759	-	1,855	5,845
Total Operating Expenses	2,109,024	3,348,251	6,127,529	3,536,543	13,540,821
Operating Loss	(2,109,024)	(3,348,251)	(6,127,529)	(3,533,893)	(13,537,093)
Interest Expense	(4,402,897)	-	(4,792,281)	-	(9,864,765)
Net Loss	$(6,511,921)	$(3,348,251)	$(10,919,810)	$(3,533,893)	$(23,401,858)
Basic and Diluted Loss per Share	$(0.17)	$(0.14)	$(0.30)	$(0.15)
Basic and Diluted Weighted-Average
Common Shares Outstanding	38,637,940	24,148,143	36,525,989	23,155,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Loss	Equity
Balance - December 31, 2006	33,529,406	33,529	12,787,497	(12,482,048)	(3,168)	335,810
Net loss	-	-	-	(10,919,810)	-	(10,919,810)
Foreign currency translation adjustment	-	-	-	-	(7,569)	(7,569)
Comprehensive Loss						(10,927,379)
Issuance of common stock for cash:
January 2007 - $0.75 per share	44,334	44	33,206	-	-	33,250
Issuance of commons stock for investment
in ATOLL: March 2007 - $0.60 per share	4,000,000	4,000	2,396,000	-	-	2,400,000
Issuance of common stock for services:
February 2007 - $0.79 per share	50,000	50	39,450	-	-	39,500
March 2007 - $1.37 per share	2,500	3	3,422	-	-	3,425
March 2007 - $1.79 per share	20,000	20	35,780	-	-	35,800
May 2007 - $5.45 per share	250,000	250	1,362,250	-	-	1,362,500
June 2007 - $5.15 per share	50,000	50	257,450	-	-	257,500
Issuance of common stock for conversion of
debt; June 2007 - $0.75 per share	6,266,667	6,267	4,693,733	-	-	4,700,000
Issuance of common stock for accrued
interest and additional interest;
June 2007 - $5.35 per share	262,052	262	1,401,717	-	-	1,401,979
Warrants issued to placement agent	-	-	824,394	-	-	824,394
Beneficial conversion feature and allocated
value of warrants related to convertible debt	-	-	741,187	-	-	741,187
Stock-based compensation	-	-	3,492,566	-	-	3,492,566
Balance - June 30, 2007	44,474,959	$44,475	$28,068,652	$(23,401,858)	$(10,737)	$4,700,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period from
			August 25, 2005
	For the Six Months Ended		(Date of Inception)
	June 30,		through
	2007	2006	June 30, 2007

Cash Flows from Operating Activities:
Net loss	$(10,919,810)	$(3,533,893)	$(23,401,858)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	600	1,180	4,015
Amortization of loan costs and debt discount	3,421,644	-	3,727,477
Common stock issued for interest and services	2,904,165	3,147,000	13,412,917
Stock-based compensation related to option issuance	3,492,566	-	3,492,566
Changes in assets and liabilities, net of effects
from acquisition of Stafford Energy:
Inventories	-	-	3,559
Accounts receivable	-	7,718	33,035
Prepaid expenses and other current assets	(360,881)	(11,923)	(367,130)
Accrued expenses	55,894	276,821	681,839
Net Cash Used in Operating Activities	(1,405,822)	(113,097)	(2,413,580)
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(1,044)	(12,857)
Purchase of investment in Atoll	(1,000,000)	-	(2,166,250)
Cash acquired in acquisition of Stafford Energy	-	5,754	5,703
Net Cash Used in Investing Activities	(1,000,000)	4,710	(2,173,404)
Cash Flows from Financing Activities:
Proceeds from shareholder advances	-	106,091	344,163
Proceeds from issuance of convertible notes payable	2,367,935	-	4,022,565
Proceeds from issuance of common shares	33,250	-	349,118
Cash Flows from Financing Activities:	2,401,185	106,091	4,715,846
Effect on Exchange Rate Changes on Cash	(29)	-	(3,279)
Net Change in Cash	(4,666)	(2,296)	125,583
Cash at Beginning of Period	130,249	26,893	-
Cash at End of Period	$125,583	$24,597	$125,583

Noncash Investing and Financing Activities:
Stock issued for additional investment in ATOLL	$2,400,000	$-
Conversion of liabilities to equity	$4,869,539	$3,000
Purchase of Stafford Energy, net of cash acquired	$-	$136,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNRF Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Nucon, Inc. (“Nucon”) was organized on August 25, 2005, under the laws of the State of Nevada. On May 23, 2006, Stafford Energy, Inc. a Nevada corporation, (“Stafford”), acquired 100% of the issued and outstanding common stock of Nucon from the Nucon shareholders in exchange for the issuance of 22,500,000 shares of common stock. The Nucon shareholders received a majority of the common stock of Stafford; accordingly, the reorganization of Nucon into Stafford was accounted for as the recapitalization of Nucon at historical cost. The accompanying consolidated financial statements include the historical operations of Nucon and have been restated on a retroactive basis to reflect the 22,500,000 shares of Stafford’s common stock issued to the Nucon shareholders for all periods presented. In connection with the recapitalization of Nucon, Stafford changed its name to Nucon-RF, Inc. On July 19, 2007, Nucon-RF, Inc. changed its name to NNRF, Inc. (“NNRF”). All references herein to NNRF or the Company refer to Nucon, Inc. prior to May 23, 2006 and to Nucon-RF, Inc. and subsidiaries thereafter.

In 2007, the Company formed OOO Nucon-RUS (“Nucon-RUS”), a limited liability company under the laws of the Russian Federation. Nucon-RUS is a wholly owned subsidiary of NNRF. In January 2007, Nucon-RUS became fully accredited to do business in the Russian Federation by the Russian Ministry of Justice.

Interim Financial Statements - The accompanying unaudited consolidated financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2006 included in the Company’ Form 10-SB. In the opinion of management, all adjustments have been made and consist of normal recurring items necessary to present fairly the Company’s financial position, and the results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America. The results of operations presented for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Nature of Operations - NNRF is a development stage company who’s planned principal operations have not commenced. NNRF plans to market products, technologies, technical and engineering services to government and private sector clients in the Russian Federation, European and Asian markets to enable the clients to manage high-end environmental impacts. NNRF intends to acquire manufacturing facilities, technical support companies and proprietary technologies to enable it to manufacture its planned products and to provide its planned technical and engineering services. To date, NNRF has had no sales or revenue from its planned environmental impact services business.

The Company’s only sales have been through its subsidiary, Abucco, which has realized very limited sales of its wireless technology products to customers in Canada. These limited operations are not part of the Company’s planned principal business. The wireless technology operations amounted to less than 10% of the losses of the Company for each period presented; accordingly, segment information is not presented herein.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. These same estimates may affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts and results could differ from those estimates.

Basic and Diluted Loss Per Common Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares that were outstanding during the period. For the three and six months ended the Company excluded 3,711,667 in stock warrants and 5,821,667 in stock options from the calculation of diluted loss per share as the effects would be anti-dilutive. There were no dilutive securities outstanding at June 30, 2006.

NOTE 2 - BUSINESS CONDITION

The Company is in the development stage as of June 30, 2007. To date the Company had generated limited revenues from sales of Abucco’s wireless technology products. At June 30, 2007 and December 31, 2006 the Company has generated no revenue from its planned environmental-impact products and services. Through June 30, 2007, the Company had accumulated losses of $23,401,858 and used $2,413,580 of cash in operating activities since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to continue as a going concern depends on its ability to acquire manufacturing facilities, technical support companies and proprietary technologies for its core business, to generate sufficient revenue and cash flows to meet the Company’s obligations and to obtain additional financing as may be required to fund operations. Management’s plans include generating income from the Company’s existing licensed technologies and from dividend income from ATOLL to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

NOTE 3 - ACQUISITION OF STAFFORD ENERGY, INC.

Prior to the reorganization of NNRF, Stafford had 359,500 shares of common stock outstanding. The reverse acquisition of Stafford was recognized by NNRF as the constructive issuance of the 359,500 shares of common that remained outstanding. The consolidated financial statements include the operations of Stafford and its wholly owned subsidiary, Abucco Technologies, Inc., from May 23, 2006. At the date of acquisition, Stafford was a development stage enterprise; therefore, the shares constructively issued to the Stafford shareholders were recognized at the fair value of net liabilities assumed on the date of the acquisition. The net liabilities assumed consisted of the following:

Cash	$5,703
Trade accounts receivable	33,307
Inventory	3,584
Accounts payable	(59,492)
Accrued liabilities	(82,285)
Advances from shareholders	(37,000)
Net Liabilities Assumed	$(136,183)

NOTE 4 - INVESTMENT IN ZAO ELECTRO MACHINERY BUILDING PLANT ATOLL

At December 31, 2006, the Company had acquired 13.25% of the equity interests of Zao Electro Machinery Building Plant Atoll (“ATOLL”), a Russian company for $1,166,250. In March 2007, the Company acquired an additional 36.75% interest for $1,000,000 in cash payments and the issuance of 4,000,000 shares of the Company’s common stock valued at $2,400,000 or $0.60 per share, which was equal to the closing price of the common stock on the date of the transaction. The remaining 50% ownership of ATOLL is concentrated among a very small group of shareholders. Due to this concentration and the nature of the industry that ATOLL operates in, the Company, at this time is unable to influence significant control. Accordingly, the investment in ATOLL will continue to be recognized at the lower of cost or fair value in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 35 “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock.” The 50% ownership of ATOLL has been recorded at cost of $4,566,250.

ATOLL is a manufacturing and research facility established to develop, manufacture and sell products designated for nuclear facilities such as nuclear power plants. The Company has evaluated its investment in ATOLL and concluded that the investment was not impaired at June 30, 2007.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

$1,949,500 Convertible Notes
From July through December 2006, the Company issued $1,949,500 of 8% convertible notes payable and 974,750 warrants in a private placement offering for $1,654,630, net of a 13% cash commission paid to the placement agent of $294,870. The placement agent was also issued 259,935 warrants. The warrants issued to the note holders are exercisable for two years from the date issued at $1.50 per share; the warrants issued to the placement agent are exercisable through June 30, 2011 at $0.75 per share. The notes are due two years from the date of issuance and are convertible into common stock as follows: (A) at $0.75 per share at any time prior to the shares of the Company’s common stock being quoted on the Over-the-Counter Bulletin Board (“OTCBB”); (B) for a period of 90 days from the date the shares of the Company’s common stock are quoted on the OTCBB, at the lesser of a 25% discount to the closing price on the business day preceding the date of conversion or $1.00 with a floor of $0.75 per share: or (C) thereafter, at the greater of a 25% discount to the closing price on the business day preceding the date of conversion or $0.75 per share.

The fair value of the warrants was determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 255%, risk-free interest rate of 4.86%, dividend yield of 0% and a term of 2.60 years. The fair value of the placement agent warrants was $240,810 and the fair value of the warrants issued to the note holders was $831,013. Based on the effective conversion price of the convertible notes payable, the note holders received a beneficial conversion option of $829,660.

The net proceeds were allocated between the convertible notes payable and the warrants issued to the note holders based on their relative fair values and resulted in $544,629 being allocated to the convertible notes payable (before $374,460 of capitalized deferred loan costs), $413,992 allocated to the warrants issued to the note holders, $240,810 allocated to the warrants issued to the placement agent and $829,660 allocated to the beneficial conversion option. The resulting discount to the convertible notes payable of $1,404,871 and the deferred loan costs are being amortized over the term of the convertible notes.

$2,750,500 Convertible Notes
In February and March 2007, the Company issued $2,750,500 of 8% convertible notes payable and 1,375,250 warrants (exercisable at $1.50 per share) in a private placement offering for $2,367,935, net of a 13% cash commission plus expenses paid to the placement agent of $382,565. The placement agent was also issued 601,732 warrants exercisable at $0.75 per share and 500,000 warrants exercisable at $0.10 per share. The warrants issued to the note holders are exercisable for two years from the date issued and the warrants issued to the placement agent are exercisable for five years from the date of issuance.

The notes are due two years from the date of issuance and are convertible into common stock as follows: (A) at $0.75 per share at any time prior to the shares of the Company’s common stock being quoted on the Over-the-Counter Bulletin Board (“OTCBB”); (B) for a period of 90 days from the date the shares of the Company’s common stock are quoted on the OTCBB, at the lesser of a 25% discount to the closing price on the business day preceding the date of conversion or $1.00 with a floor of $0.75 per share: or (C) thereafter, at the greater of a 25% discount to the closing price on the business day preceding the date of conversion or $0.75 per share.

The fair value of the warrants was determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 241%, risk-free interest rate of 4.77%, dividend yield of 0% and a term of 3.08 years. The fair value of the placement agent warrants was $824,394 and the fair value of the warrants issued to the note holders was $824,343. Based on the effective conversion price of the convertible notes payable, the note holders received a beneficial conversion option of $386,560.

The net proceeds were allocated between the convertible notes payable and the warrants issued to the note holders based on their relative fair values and resulted in $1,732,009 being allocated to the convertible notes payable (before $928,055 of capitalized deferred loan costs), $353,027 allocated to the warrants issued to the note holders, $824,394 allocated to the warrants issued to the placement agent and $386,560 allocated to the beneficial conversion option. The resulting discount to the convertible notes payable of $1,018,491 and the deferred loan costs are being amortized over the term of the convertible notes.

Conversion of Convertible Notes
In total, the Company issued $4,700,000 of 8% convertible notes, 2,350,000 subscriber warrants, and 1,361,667 placement agent warrants. On June 18, 2007, 8% convertible notes of $4,700,000 and accrued interest of $196,539 were converted into 6,528,719 shares of common stock, a conversion rate of $0.75 per share. On the date of conversion, the closing market price of the Company’s common stock was $5.35. Since the accrued interest was converted at a rate lower than the fair value, the Company recorded the per share difference of $4.60 (totaling $1,205,440) as additional interest expense. In addition, at the time of conversion, the Company amortized the remaining discounts on the convertible notes of $1,960,634 and the remaining deferred loan costs of $1,158,442 to interest expense. During the six months ended June 30, 2007, the Company recognized $2,184,108 in amortization of the discounts and $1,237,536 in amortization of the deferred loan costs as interest expense. During the three months ended June 30, 2007, the Company recognized $3,197,170 in amortization of the discounts and deferred loan costs as interest expense.

NOTE 8 - STOCKHOLDERS’ EQUITY

Issuance of Common Stock for Cash - From January through March 31, 2007, the Company issued 44,334 common shares for $33,250 of cash at $0.75. These issuances for cash were to unrelated individuals and entities.

2007 Issuances of Common Stock for Settlement of Payables and Services -

In February 2007, the Company issued 50,000 common shares to one individual for services rendered to the Company. The shares were valued at $0.79 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $39,500 of compensation for services during the six months ended June 30, 2007. The 50,000 shares of common stock were issued for investor relations services. The 50,000 shares of common stock vested fully upon grant and there were no future performance requirements.

In March 2007, the Company issued 2,500 common shares to a consultant for services rendered to the Company. The shares were valued at $1.37 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $3,425 of compensation for services during the six months ended June 30, 2007. The 2,500 shares of common stock were issued for consulting services. The 2,500 shares of common stock vested fully upon grant and there were no future performance requirements.

In March 2007, the Company issued 20,000 common shares to a consultant for services rendered to the Company. The shares were valued at $1.79 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $35,800 of compensation for services during the six months ended June 30, 2007. The 20,000 shares of common stock were issued for consulting services. The 20,000 shares of common stock vested fully upon grant and there were no future performance requirements.

In May 2007, the Company issued 250,000 common shares to a consultant for services rendered to the Company. The shares were valued at $5.45 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $1,362,500 of compensation for services during the three and six months ended June 30, 2007. The 250,000 shares of common stock were issued for consulting services. The 250,000 shares of common stock vested fully upon grant and there were no future performance requirements.

In June 2007, the Company issued 50,000 common shares to a consultant for services rendered to the Company. The shares were valued at $5.15 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $257,500 of compensation for services during the three and six months ended June 30, 2007. The 50,000 shares of common stock were issued for consulting services. The 50,000 shares of common stock vested fully upon grant and there were no future performance requirements.

NOTE 10 - STOCK OPTIONS

Effective March 1, 2007, the Company implemented the 2007 Stock Option and Incentive plan (“Plan”). The Plan allows the Company to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options. Under the Plan, the Company can grant awards for the purchase of up to 6,000,000 shares of common stock in the aggregate, including incentive and non-qualified stock options.

On March 1, 2007, the Company issued non-qualified options to purchase 5,821,667 shares of common stock, exercisable at $0.75 per share to officers, directors and consultants. These options vested upon issuance and expire in ten years. The options were valued at $3,492,566 as determined by using the Black-Scholes option pricing model with the following assumptions: volatility of 240%, risk-free interest rate of 4.56%, dividend yield of 0% and a term of 10.0 years. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options. The value was expensed during the six months ended June 30, 2007 and included in general and administrative expenses.

The aggregate intrinsic value of options exercisable at June 30, 2007 was $27,420,051. The intrinsic value is based on a June 29, 2007 closing price of the Company’s common stock of $5.46.

NOTE 11 - SUBSEQUENT EVENTS

On August 27, 2007, the Company entered into a revolving credit facility agreement (“Credit Facility”) in the amount of $2,500,000, with Professional Offshore Opportunity Fund, Ltd.  (the “Lender”).  Under the terms of the Credit Facility, the Company may borrow up to $2,500,000 from Lender, with $500,000 advanced on closing and additional amounts to be advanced in increments not to exceed $250,000, or more if the parties agree, in any thirty-day period, unless waived by Lender, in which case the loan amount could exceed $250,000 in that period.  The Company is required to repay all principal and accrued but unpaid interest on amounts advanced pursuant to the Credit Facility no later than August 28, 2009. The initial $500,000 advance under the Credit Facility was made on September 6, 2007.

The material terms of the Credit Facility are as follows: (i) the Company has arranged for restricted shares of common stock, held by third parties, to be pledged as collateral for the loans pursuant to a Pledge Agreement between Lender and such third parties; (ii) Lender may reduce the amount of the outstanding loans by retaining for its own account pledged stock, subject to the volume restrictions of Rule 144 (no more than 1% of the outstanding shares for a 90 day period.); (iii) the loans bear interest at the rate of 8% per annum; (iv) on each advance, the Company must repay any accrued but unpaid interest and Lender may withhold two months interest from any advance as prepaid interest; (v) the Company may prepay the principal and interest on the loan without penalty; (vi) Lender may withhold from any advance a retention fee equal to 5% of the amount loaned; (vi) in connection with the issuance of the loan, the Company provided Lender a commitment fee of $50,000 and common stock equal to $250,000 (the shares were valued at the closing price on September 6, 2007, or $2.97 per share, the date on which the first funding in the amount of $500,000 occurred under the Credit Facility. The foregoing equates to 84,175 shares of common stock. The shares of common stock include piggyback registration rights.

In consideration for the pledge of a total of 1,842,859 of restricted shares of common stock (“Pledged Shares”), held by third parties, as collateral against the Credit Facility, the Company entered into a Common Stock and Warrant Agreement with each of such third parties providing for the following consideration, collectively: (i) restricted shares of common stock in the amount of 2,763,489 shares (“Pledge Share Consideration”), or 150% of the amount of shares of common stock pledged; and (ii) warrants to purchase 1,842,859 shares of common stock, exercisable for a period of two (2) years at $2.95 per share (“Pledge Warrant Consideration”), the closing price of the Company’s common stock on August 27, 2007. The Common Stock and Warrant Agreements provide that in the event Lender does not reduce the amount of the outstanding loans under the Credit Facility by retaining for its own account Pledged Shares, then the Pledge Share Consideration shall be reduced in proportion to the amount of Pledged Shares not retained for Lender’s account for the purpose of reducing the amount of the outstanding loans under the Credit Facility. In addition, the third parties received one (1) demand registration right.

The Company paid Newbridge Securities Corporation the sum of $100,000 and issued 150,000 shares of restricted common stock in consideration for placing the Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statement on Forward-Looking Information

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, such as statements relating to plans for product development, product placement, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, our inability to exercise significant influence or control over the management of the operations of ZAO Electro Machinery Building Plant ATOLL, limited operating history, history of operating losses, the inability to obtain additional capital, the failure to successfully expand our operations, the legal and regulatory requirements related to our industry, the inability to enter into strategic partnerships with state and private owned entities, the loss of key personnel, adverse economic conditions, adverse currency rate fluctuations, the inability to protect our proprietary information against unauthorized use by third parties, the control of our common stock by our management, the classification of our common stock as “penny stock,” the absence of any right to dividends, the costs associated with the issuance of and the rights granted to additional securities, the unpredictability of the trading of our common stock and the ability of our Board of Directors to issue up to 10,000,000 shares, $0.001 par value, of Class A and Class B preferred stock, collectively.

Overview

Nucon, Inc. was organized on August 25, 2005 under the laws of the State of Nevada. On May 23, 2006, Stafford Energy, Inc., a Nevada corporation (“Stafford”), acquired 100% of the issued and outstanding capital stock of Nucon, Inc., a Nevada corporation, in exchange for 22,500,000 shares of common stock pursuant to that certain merger and share exchange agreement (“Merger Agreement”). At the closing, Stafford amended its articles of incorporation and changed its name to Nucon-RF, Inc. (“Nucon”), and its two wholly-owned subsidiaries, Abucco Technologies, Inc., a Canadian corporation (“Abucco”), and Stafford Energy Canada, Ltd., a Canadian corporation (“Stafford Canada”), became wholly owned subsidiaries of Nucon. Nucon, Inc., a Nevada corporation, remains a wholly owned subsidiary of Nucon. On July 19, 2007, we amended our articles of incorporation to change our name to “NNRF, Inc.”.

As the shares of Stafford common stock issued to Nucon shareholders in the merger transaction represented a controlling interest, the transaction has been accounted for as a recapitalization, or reverse merger, with Nucon being considered the acquirer. The recapitalization has been accounted for at historical cost.

Abucco Technologies Inc. is a developer and provider of embedded solutions that monitor and control remote devices and appliances using wireless and TCP/IP connections. Given that Abucco’s business is not synergistic with that of the Company, NNRF will divest itself of Abucco in 2007. In addition, NNRF will dissolve Stafford Canada in 2007. Stafford Canada has had no operations since inception.

In addition to the two foregoing subsidiaries, the Company incorporated OOO Nucon-RUS (“Nucon-RUS”), a limited liability company formed under the laws of the Russian Federation (“RF”) in 2007. Nucon-RUS is a wholly owned subsidiary of Nucon. In January 2007, Nucon became fully accredited to do business in the RF by the Russian Ministry of Justice.

In this report, the references to “we,” “us” or “our” relate to Nucon, Inc. from its inception on August 25, 2005 to May 23, 2006, Nucon-RF, Inc. from May 23, 2006 to July 18, 2007, and NNRF, Inc. from July 19, 2007 forward.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. The most sensitive estimates affecting our financial statements include, or may include in subsequent periods, future volatility used in valuing equity instruments, allowances for bad debts, depreciable lives of equipment in service and other equipment, amortization periods of intellectual property, deferred revenues, accrued liabilities and deferred tax valuation allowances. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The most critical policies relate to revenue recognition. The following is a description of our revenues and our revenue recognition policies. The application of these policies, in some cases, requires our management to make subjective judgments regarding the effect of matters that are inherently uncertain.

Plan of Operation

NNRF is a technical solutions company focused on high-end environmental markets in the FSU, Eastern Europe and Asia. NNRF has offices in Moscow, Russia, and Berlin, Germany. Our mission is to provide cutting edge solutions for the management of nuclear waste and power quality challenges facing the Russian, European and Asian markets. We have licensed or acquired technologies in the high-end environmental impact areas of nuclear facility construction, safety and remediation, wastewater treatment, and power quality, and intend to market and either distribute to resellers or sell the products and services related to the foregoing technologies.

Our current clients and partners include Rosenergoatom, the operating utility of Russia’s nuclear facilities; Atomstroyexport, established by the Russian government to promote the export of Russian construction, operation and modernization of nuclear power plants abroad; and Stroikomplektinvest, a construction supply distributor acting as NNRF’s marketing partner for power quality equipment in the Republic of Tatarstan.

We recently completed the purchase of 50% of ATOLL, a manufacturer of spare parts for the entire nuclear cycle, including spare parts and mechanisms for nuclear power plants, and handling equipment for nuclear waste containers designed for long term storage of radioactive wastes and spent fuel. We anticipate that our 50% ownership in ATOLL will result in us booking significant revenues and profits in fiscal year 2007 based on the existing on-hand orders of ATOLL. We are also in the due diligence phase of our proposed acquisitions of 25.5% of JSC Electroprivod and 25.5% of Velkont, and are currently considering other potential acquisitions in the RF.

Historically, all of our revenues have been derived from the business of Abucco. It is our intention to divest ourselves of Abucco as soon as practicable in fiscal 2007 given that its revenues have declined precipitously and its operations are incongruent with the initiatives of NNRF.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this statement. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties.

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this statement.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues. For the three months ended June 30, 2007 and 2006, the Company did not realize revenues. Accordingly, there was no cost of sales during such periods.

Operating Expenses. For the three months ended June 30, 2007, general and administrative expenses totaled $2,109,024, as compared to $3,346,492 for the three months ended June 30, 2006. The general and administrative expenses for the three months ended June 30, 2007 principally related to non-cash items consisting common stock issued for services valued at $1,619,700. During the three months ended June 30, 2006, non-cash items consisting of common stock issued for services were $3,147,000.

Interest Expense. Interest expense was $4,402,297 for the three months ended June 30, 2007, as compared to zero for the three months ended June 30, 2006. The increase in interest expense is directly related to the amortization of discounts and debt offering costs related to the convertible notes and the excess fair value of common stock issued in the settlement of accrued interest on the convertible notes.

Net Loss. Net loss for the three months ended June 30, 2007 was $6,511,921, as compared to $3,348,251 for the three months ended June 30, 2006.

   COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues. For the six months ended June 30, 2006 the Company recorded limited amounts of revenue and costs related to the sales of Abucco’s wireless technology products. There were no such sales during the six months ended June 30, 2007 and thus the Company did not realize any revenues and cost during such period.

Operating Expenses. For the six months ended June 30, 2007, general and administrative expenses totaled $6,127,529, as compared to $3,534,688 for the six months ended June 30, 2006. The general and administrative expenses for the six months ended June 30, 2007 principally related to non-cash items consisting of $5,191,291 of stock based compensation. Foreign currency exchange loss was zero for the six months ended June 30, 2007, as compared to $1,855 for the six months ended June 30, 2006.

Interest Expense. Interest expense was $4,792,281 for the six months ended June 30, 2007, as compared to zero for the six months ended June 30, 2006. The increase in interest expense is directly related to the amortization of discounts and debt offering costs related to the convertible notes and the excess fair value of common stock issued in the settlement of accrued interest on the convertible notes.

Net Loss. Net loss for the six months ended June 30, 2007 was $10,919,810, as compared to $3,533,893 for the six months ended June 30, 2006.

The foregoing revenues, operating expenses and net losses are not indicative of what future operating results are anticipated to be. Management for the Company believes that revenues should increase measurably and outpace operating expenses, thereby resulting in net income for fiscal year 2007.

Liquidity and Capital Resources.

At June 30, 2007, our principal source of liquidity consisted of $125,583 of cash, as compared to $130,249 of cash at December 31, 2006. As of June 30, 2007, we had working capital of $125,440, as compared to a working capital deficit of $363,880 at December 31, 2006. In addition, our stockholders’ equity was $4,700,532 at June 30, 2007, as compared to $335,810 at December 31, 2006.

Our operations used net cash of $1,405,822 during the six months ended June 30, 2007, as compared to $113,097 during the six months ended June 30, 2006.

Investing activities for the six months ended June 30, 2007 used net cash of $1,000,000, as compared to cash provided of $4,710 in the six months ended June 30, 2006. The $1,000,000 used in the six months ended June 30, 2007 related to the cash payment made on the purchase of an additional 36.75% of ATOLL.

Financing activities provided $2,401,185 during the six months ended June 30, 2007, as compared to $106,091 during the six months ended June 30, 2006. The majority of the financing provided during the six months ended June 30, 2007 related to our private placement of 8% convertible promissory notes.

We will require additional capital in the future to possibly expand the manufacturing facilities of ATOLL, to make acquisitions, and for general working capital. We anticipate that we will require a minimum of $3,500,000 to fund prospective acquisitions. While we hope to achieve some, or all, of the foregoing through cash flow, there can be no assurance that we will be successful in doing so. To the extent we are not, we will seek require additional capital to achieve our long-term business objectives from prior, and possibly other, funding sources. There can be no assurance that such financing will be available, or if available, on acceptable terms. If a future financing is procured in the form of equity, the shareholdings of the current stockholders of the Company will be diluted.

Going Concern Qualification

The Company's independent auditors have included an explanatory paragraph in their report on the December 31, 2006 financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern."  The going concern qualification is attributable to the Company's historical operating losses, the Company's lack of cash reserves and capital, and the amount of capital which the Company projects it needs to achieve profitable operations.

Outlook

We have incurred losses of $10,919,810 and $3,533,893 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, we had an accumulated deficit of $23,401,858.

In summary, until we generate sufficient cash from our operations, we will need to rely upon private and institutional sources of debt and equity financing. Based on our existing revolving credit facility with Professional Offshore Opportunity Fund, Ltd., in the amount up to $2,500,000, of which we have drawn down the sum of $500,000, we believe that we will be able to fund our existing operations and required expenditures through the second quarter of 2008. However, we will require additional financing to consummate our pending acquisitions of JSC Electroprivod, Velkont and RUAR. To this end, we estimate that we will need approximately $3,500,000 of additional equity or debt capital which we are currently seeking. There can be no assurance that we will be successful in this endeavor, and if not we will be unable to consummate the acquisitions of the foregoing entities, the result of which would likely have a material effect on our future results of operations.

RISK FACTORS

We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations, and the trading price of our common stock could decline. These risks factors include, but are not limited to, our inability to exercise significant influence or control over the management of the operations of ZAO Electro Machinery Building Plant ATOLL, limited operating history, history of operating losses, the inability to obtain additional capital, the failure to successfully expand our operations, the legal and regulatory requirements related to our industry, the inability to enter into strategic partnerships with state and private owned entities, the loss of key personnel, adverse economic conditions, adverse currency rate fluctuations, the inability to protect our proprietary information against unauthorized use by third parties, the control of our common stock by our management, the classification of our common stock as “penny stock,” the absence of any right to dividends, the costs associated with the issuance of and the rights granted to additional securities, the unpredictability of the trading of our common stock and the ability of our Board of Directors to issue up to 10,000,000 shares, $0.001 par value, of Class A and Class B preferred stock, collectively.

For a more detailed discussion as to the risks related to NNRF, Inc., our industry and our common stock, please see the section entitled, “Management’s Discussion and Analysis or Plan of Operation - Risk Factors,” in our registration statement filed on Form 10-SB, as filed with the Securities and Exchange Commission on September 24 2007.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our President and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

ITEM 5. OTHER INFORMATION.

    Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNRF, Inc. (Registrant)

Date: September 25, 2007	By:	/s/ J. Holt Smith
J. Holt Smith
	Its:	President and Director