Form 10QSB
period 2007-09-30
NNRF, INC.
filed 2007-11-14
CIK 1175860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission file number:	0-49876

NNRF, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0216309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1574 Gulf Rd., #242, Point Roberts, WA 98281
(Address of principal executive offices)

(604) 943-0706
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES ☐ NO ☐

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

45,281,694 shares of common stock, $0.001 par value, as of September 30, 2007

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash	$307,629	$130,249
Prepaid expenses and other current assets	316,062	6,249
Total Current Assets	623,691	136,498
Furniture and Equipment,
net of accumulated depreciation of $4,015 at September 30, 2007 (unaudited),
and $3,415 at December 31, 2006, respectively	8,842	9,442
Deferred loan costs, net of accumulated amortization of $66,579
at December 31, 2006	-	307,881
Investments, at cost	4,966,250	1,166,250
Total Assets	$5,598,783	$1,620,071

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$374,732	$133,128
Management fee payable	202,976	271,625
Accrued interest	1,842	56,584
Shareholder advances	39,041	39,041
Total Current Liabilities	618,591	500,378

Long-Term Convertible Notes Payable, net of unamortized discounts
of $1,165,617 at December 31, 2006	-	783,883
Total Liabilities	618,591	1,284,261
Stockholders' Equity
Class A Preferred Stock - $0.001 par value; 5,000,000 shares authorized;
none outstanding	-	-
Class B Preferred Stock - $0.001 par value; 5,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
45,281,694 shares at September 30, 2007 (unaudited), and 33,529,406 shares
and 22,500,000 shares outstanding, at December 31, 2006 and 2005, respectively	45,282	33,529
Additional paid-in capital	30,506,150	12,787,497
Deficit accumulated during the development stage	(25,560,503)	(12,482,048)
Accumulated other comprehensive loss	(10,737)	(3,168)
Total Stockholders' Equity	4,980,192	335,810
Total Liabilities and Stockholders' Equity	$5,598,783	$1,620,071

The accompanying notes are an integral part of these consolidated financial statements.

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					For the Period from
					August 25, 2005
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	September 30,		September 30,		through
	2007	2006	2007	2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$1,803	$-	$5,237	$5,343
Cost of Sales	-	847	-	1,631	1,615
Gross Profit	-	956	-	3,606	3,728
Operating Expenses
General and administrative expenses	1,129,508	2,586,316	7,257,037	6,121,004	14,664,484
Foreign currency exchange loss (gain)	-	(668)	-	1,187	5,845
Total Operating Expenses	1,129,508	2,585,648	7,257,037	6,122,191	14,670,329
Operating Loss	(1,129,508)	(2,584,692)	(7,257,037)	(6,118,585)	(14,666,601)
Interest expense	(1,079,137)	(4,820,929)	(5,871,418)	(4,820,929)	(10,943,902)
Investment income	50,000	-	50,000	-	50,000
Net Loss	$(2,158,645)	$(7,405,621)	$(13,078,455)	$(10,939,514)	$(25,560,503)
Basic and Diluted Loss per Share	$(0.05)	$(0.23)	$(0.33)	$(0.42)
Basic and Diluted Weighted-Average
Common Shares Outstanding	44,621,450	31,743,409	39,254,130	26,164,376

The accompanying notes are an integral part of these consolidated financial statements.

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
			August 25, 2005
	For the Nine Months Ended		(Date of Inception)
	September 30,		through
	2007	2006	September 30, 2007
	(Unaudited)	(Unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(13,078,455)	$(10,939,514)	$(25,560,503)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	600	-	4,015
Amortization of loan costs and debt discount	3,671,644	95,720	3,977,477
Common stock issued in excess of accrued interest	1,205,440	-	1,205,440
Common stock issued in excess of credit facility	941,805	-	941,805
Common stock issued for interest and services	2,045,225	9,967,252	12,553,977
Stock-based compensation	3,492,566	-	3,492,566
Changes in assets and liabilities, net of effects
from acquisition of Stafford Energy:
Inventories	-	-	3,559
Accounts receivable	-	15,391	33,035
Prepaid expenses and other current assets	(309,752)	5,112	(316,001)
Accounts payable and accrued liabilities	307,151	253,523	933,096
Net Cash Used in Operating Activities	(1,723,776)	(602,516)	(2,731,534)
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(1,044)	(12,857)
Purchase of investment in Atoll and Velcont	(1,400,000)	(1,126,250)	(2,566,250)
Cash acquired in acquisition of Stafford Energy	-	5,743	5,703
Net Cash Used in Investing Activities	(1,400,000)	(1,121,551)	(2,573,404)
Cash Flows from Financing Activities:
Proceeds from shareholder advances	-	196,583	344,163
Proceeds from issuance of convertible notes payable	2,367,935	1,466,493	4,022,565
Proceeds from issuance of common shares	33,250	138,750	349,118
Net proceeds from line of credit	900,000	-	900,000
Cash Flows Provided by Financing Activities:	3,301,185	1,801,826	5,615,846
Effect on Exchange Rate Changes on Cash	(29)	(3,020)	(3,279)
Net Change in Cash	177,380	74,739	307,629
Cash at Beginning of Period	130,249	26,893	-
Cash at End of Period	$307,629	$101,632	$307,629

Noncash Investing and Financing Activities:
Stock issued for additional investment	$2,400,000	$-
Conversion of liabilities to equity	$5,796,539	$345,128
Purchase of Stafford Energy, net of cash acquired	$-	$136,183

The accompanying notes are an integral part of these consolidated financial statements.

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Statements - The accompanying unaudited consolidated financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2006 included in the Company’ Form 10-SB. In the opinion of management, all adjustments have been made and consist of normal recurring items necessary to present fairly the Company’s financial position, and the results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America. The results of operations presented for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Nature of Operations - NNRF is a development stage company whose planned principal operations have not commenced. NNRF plans to market products, technologies, technical and engineering services to government and private sector clients in the Russian Federation, European and Asian markets to enable the clients to manage high-end environmental impacts. NNRF intends to acquire manufacturing facilities, technical support companies and proprietary technologies to enable it to manufacture its planned products and to provide its planned technical and engineering services. To date, NNRF has had no sales or revenue from its planned environmental impact services business.

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

Basic and Diluted Loss Per Common Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares that were outstanding during the period. For the nine months ended the Company excluded 3,711,667 in stock warrants and 5,821,667 in stock options from the calculation of diluted loss per share as the effects would be anti-dilutive. At September 30, 2006 the effect of 2,288,119 potential shares associated with convertible notes payable and the potential shares associated with the 1,097,727 warrants outstanding were not included in the calculation of diluted loss per share as there effects would be anti-dilutive.

NOTE 2 - BUSINESS CONDITION

The Company is in the development stage as of September 30, 2007. To date the Company had generated limited revenues from sales of Abucco’s wireless technology products. At September 30, 2007 and December 31, 2006 the Company has generated no revenue from its planned environmental-impact products and services. Through September 30, 2007, the Company had accumulated losses of $25,560,503, and used $2,731,534 of cash in operating activities since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to continue as a going concern depends on its ability to acquire manufacturing facilities, technical support companies and proprietary technologies for its core business, to generate sufficient revenue and cash flows to meet the Company’s obligations and to obtain additional financing as may be required to fund operations. Management’s plans include generating income from the Company’s existing licensed technologies and from dividend income from ATOLL to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized. During the three and nine months ended September 30, 2007, the Company received $50,000 in dividends from ATOLL. The dividend was recorded within other income and expense on the accompanying statement of operations.

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

Cash	$5,743
Trade accounts receivable	33,267
Inventory	3,584
Accounts payable	(59,492)
Accrued liabilities	(82,285)
Advances from shareholders	(37,000)
Net Liabilities Assumed	$(136,183)

NOTE 4 - INVESTMENTS

Zao Electro Machinery Building Plant ATOLL

At December 31, 2006, the Company had acquired 13.25% of the equity interests of Zao Electro Machinery Building Plant Atoll (“ATOLL”), a Russian company for $1,166,250. In March 2007, the Company acquired an additional 36.75% interest for $1,000,000 in cash payments and the issuance of 4,000,000 shares of the Company’s common stock valued at $2,400,000 or $0.60 per share, which was equal to the closing price of the common stock on the date of the transaction. The remaining 50% ownership of ATOLL is concentrated among a very small group of shareholders. Due to this concentration and the nature of the industry that ATOLL operates in, the Company, at this time is unable to influence significant control. Accordingly, the investment in ATOLL will continue to be recognized at the lower of cost or fair value in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 35 “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock.” The 50% ownership of ATOLL has been recorded at cost of $4,566,250. During the three and nine months ended September 30, 2007, the Company received $50,000 in dividends from ATOLL. The dividend was recorded within other income and expense on the accompanying statement of operations.

ATOLL is a manufacturing and research facility established to develop, manufacture and sell products designated for nuclear facilities such as nuclear power plants. The Company has evaluated its investment in ATOLL and concluded that the investment was not impaired at September 30, 2007.

Electro Machinery Building Plant Velcont

The Company has commenced the acquisition of a 10% interest in Electro Machinery Building Plant Velcont (“VELCONT”), a Russian company, at a purchase price of $1.6 million. As of September 30, 2007, the Company had acquired a 2.5% interest in Velcont for $400,000. The Company expects to obtain the remaining 7.5% interest by remitting the remaining $1.2 million during the fourth quarter. In addition, the agreement gives the Company the option to purchase an additional 15% interest in VELCONT at the same rate per interest once the initial purchase price has been paid. The option is available for a period of five days from the payment of initial purchase price.

VELCONT is a manufacturer operating in the automotive, aviation and nuclear industries. The Company has recorded its investment in VELCONT at cost. The Company has evaluated its investment in VELCONT and concluded that due to the close proximity of the investment and September 30, 2007 the investment was not impaired. The Company intends to periodically review the carrying value of the investment. In the case of an other-than-temporary decline in the value of the investment, the Company will decrease the investment.

NOTE 5 - NOTES PAYABLE

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

Conversion of Convertible Notes
In total, the Company issued $4,700,000 of 8% convertible notes, 2,350,000 subscriber warrants, and 1,361,667 placement agent warrants. On June 18, 2007, 8% convertible notes of $4,700,000 and accrued interest of $196,539 were converted into 6,528,719 shares of common stock, a conversion rate of $0.75 per share. On the date of conversion, the closing market price of the Company’s common stock was $5.35. Since the accrued interest was converted at a rate lower than the fair value, the Company recorded the per share difference of $4.60 (totaling $1,205,440) as additional interest expense. In addition, at the time of conversion, the Company amortized the remaining discounts on the convertible notes of $1,960,634 and the remaining deferred loan costs of $1,158,442 to interest expense. During the nine months ended September 30, 2007, the Company recognized $2,184,108 in amortization of the discounts and $1,237,536 in amortization of the deferred loan costs as interest expense.

Revolving Credit Facility
On August 27, 2007, the Company entered into a revolving credit facility agreement (“Credit Facility”) in the amount of $2,500,000, with Professional Offshore Opportunity Fund, Ltd.  (the “Lender”).  Under the terms of the Credit Facility, the Company may borrow up to $2,500,000 from Lender, with $500,000 advanced on closing and additional amounts to be advanced in increments not to exceed $250,000, or more if the parties agree, in any thirty-day period, unless waived by Lender, in which case the loan amount could exceed $250,000 in that period.  The Company is required to repay all principal and accrued but unpaid interest on amounts advanced pursuant to the Credit Facility no later than August 28, 2009. The proceeds from the Credit Facility are expected to be used in operations and for the investments in targeted entities.

The material terms of the Credit Facility are as follows: (i) the Company has arranged for restricted shares of common stock, held by third parties, to be pledged as collateral for the loans pursuant to a Pledge Agreement between Lender and such third parties; (ii) Lender may reduce the amount of the outstanding loans by retaining for its own account pledged stock, subject to the volume restrictions of Rule 144 (no more than 1% of the outstanding shares for a 90 day period.); (iii) the loans bear interest at the rate of 8% per annum; (iv) on each advance, the Company must repay any accrued but unpaid interest and Lender may withhold two months interest from any advance as prepaid interest; (v) the Company may prepay the principal and interest on the loan without penalty; (vi) Lender may withhold from any advance a retention fee equal to 5% of the amount loaned; (vi) in connection with the issuance of the loan, the Company provided Lender a commitment fee of $50,000 and common stock equal to $250,000 (the shares were valued at the closing price on August 27, 2007, or $2.95 per share, the date on which the first funding in the amount of $500,000 occurred under the Credit Facility. The foregoing equates to 84,746 shares of common stock and both items were expensed to interest expense during the three and nine months ended September 30, 2007. The shares of common stock include piggyback registration rights.

In consideration for the pledge of a total of 1,842,859 of restricted shares of common stock (“Pledged Shares”), held by third parties, as collateral against the Credit Facility, the Company entered into a Common Stock Agreement with each of such third parties providing for the following consideration, collectively: restricted shares of common stock in the amount of 2,763,489 shares (“Pledge Share Consideration”), or 150% of the amount of shares of common stock pledged. The Common Stock Agreement provides that the third party must return any common shares to the Company to the extent the Lender does not retain the Pledged Shares pledged by the third party. In addition, the Company has filed with the transfer agent a Stop Transfer Resolution, whereby, the Company must authorize in writing to the transfer agent whether the Pledge Share Consideration can be sold and or transferred by the third parties. Therefore, treating the Pledge Share Consideration as being held in escrow. During the three and nine months ended September 30, 2007, the Company issued the 2,763,489 Pledge Share Consideration to the third parties. The shares will not be reflected as outstanding and accounted for until the contingent event has been triggered. Upon triggering, conversion of amounts due to the Lender satisfied with Pledged Shares, the Company will value the vested portion of the Pledge Share Consideration and expense the excess value of the shares over the liability satisfied.

During the three and nine months ended September 30, 2007, the Company requested advances totaling $900,000 under the Credit Facility. Net proceeds received from these advances were $762,667. The costs related to prepaid interest and funding fees withheld by the Lender. The Company expensed these costs immediately to interest expense.

In addition, upon funding of the $900,000 the Lender elected to reduce the amounts due to them by 381,326 Pledged Shares. In connection with this conversion, the Company valued the Pledge Share Consideration of 571,989 shares on the date of the election. The Company valued the shares at $1,841,805 using the closing market price of the Company’s common stock on the date of the election of $3.22. The Company accounted for the excess of the fair value of the common stock over the $900,000 satisfied of $941,805 as additional interest expense during the three and nine months ended September 30, 2007.

As of September 30, 2007, the total number of shares available under the Pledged Shares and Pledge Share Consideration agreements were 1,461,533 and 2,191,500, respectively. As of September 30, 2007, proceeds available under the Credit Facility are $1,600,000.

NOTE 6 - STOCKHOLDERS’ EQUITY

Issuance of Common Stock for Cash - From January through March 31, 2007, the Company issued 44,334 common shares for $33,250 of cash at $0.75. These issuances for cash were to unrelated individuals and entities.

2007 Issuances of Common Stock for Settlement of Payables and Services -

In February 2007, the Company issued 50,000 common shares to one individual for services rendered to the Company. The shares were valued at $0.79 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $39,500 of compensation for services during the nine months ended September 30, 2007. The 50,000 shares of common stock were issued for investor relations services. The 50,000 shares of common stock vested fully upon grant and there were no future performance requirements.

In March 2007, the Company issued 2,500 common shares to a consultant for services rendered to the Company. The shares were valued at $1.37 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $3,425 of compensation for services during the nine months ended September 30, 2007. The 2,500 shares of common stock were issued for consulting services. The 2,500 shares of common stock vested fully upon grant and there were no future performance requirements.

In March 2007, the Company issued 20,000 common shares to a consultant for services rendered to the Company. The shares were valued at $1.79 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $35,800 of compensation for services during the nine months ended September 30, 2007. The 20,000 shares of common stock were issued for consulting services. The 20,000 shares of common stock vested fully upon grant and there were no future performance requirements.

In May 2007, the Company issued 250,000 common shares to a consultant for services rendered to the Company. The shares were valued at $5.45 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $1,362,500 of compensation for services during the nine months ended September 30, 2007. The 250,000 shares of common stock were issued for consulting services. The 250,000 shares of common stock vested fully upon grant and there were no future performance requirements.

In June 2007, the Company issued 50,000 common shares to a consultant for services rendered to the Company. The shares were valued at $5.15 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $257,500 of compensation for services during the nine months ended September 30, 2007. The 50,000 shares of common stock were issued for consulting services. The 50,000 shares of common stock vested fully upon grant and there were no future performance requirements.

In September 2007, the Company issued 150,000 common shares to a consultant for services rendered to the Company. The shares were valued at $2.31 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $346,500 of compensation for services during the three and nine months ended September 30, 2007. The 150,000 shares of common stock were issued for consulting services. The 150,000 shares of common stock vested fully upon grant and there were no future performance requirements.

NOTE 7 - STOCK OPTIONS

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

On March 1, 2007, the Company issued non-qualified options to purchase 5,821,667 shares of common stock, exercisable at $0.75 per share to officers, directors and consultants. These options vested upon issuance and expire in ten years. The options were valued at $3,492,566 as determined by using the Black-Scholes option pricing model with the following assumptions: volatility of 240%, risk-free interest rate of 4.56%, dividend yield of 0% and a term of 10.0 years. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options. The value was expensed during the nine months ended September 30, 2007 and included in general and administrative expenses.

The aggregate intrinsic value of options exercisable at September 30, 2007 was $9,081,801. The intrinsic value is based on a September 28, 2007 closing price of the Company’s common stock of $2.31.

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

We recently completed the purchase of 50% of ATOLL, a manufacturer of spare parts for the entire nuclear cycle, including spare parts and mechanisms for nuclear power plants, and handling equipment for nuclear waste containers designed for long term storage of radioactive wastes and spent fuel. We anticipate that our 50% ownership in ATOLL will result in us booking significant revenues and profits in fiscal year 2007 based on the existing on-hand orders of ATOLL. In addition, we recently entered into an agreement whereby we may acquire up to 25.5% of Velcont, a manufacturer operating in the automotive, aviation and nuclear industries As of September 30, 2007, the Company had invested $400,000 and acquired a 2.5% interest in Velcont. We are also in the due diligence phase of our proposed acquisition of 25.5% of JSC Electroprivod and are currently considering other potential acquisitions in the RF.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenues. For the three months ended September 30, 2007 and 2006, the Company realized $0 and $1,803, respectively of revenue.

Operating Expenses. For the three months ended September 30, 2007, general and administrative expenses totaled $1,129,508, as compared to $2,586,316 for the three months ended September 30, 2006. The general and administrative expenses for the three months ended September 30, 2007 principally related to non-cash items consisting common stock issued for services valued at $596,500. During the three months ended September 30, 2006, non-cash items consisting of common stock issued for services were approximately $2,111,000

Interest Expense. Interest expense was $1,079,137 for the three months ended September 30, 2007, as compared to $4,820,929 for the three months ended September 30, 2006. The decrease in interest expense is directly related to issuance of common stock during the three months ended September 30, 2006, which was valued at $4,710,252 in excess of the accrued interest satisfied. Interest expense during the three months ended September 30, 2007, consists of $941,805 related to the excess fair value of common stock issued to replaced pledged shares used to satisfy the credit facility liability.

Net Loss. Net loss for the three months ended September 30, 2007 was $2,158,645, as compared to $7,405,621 for the three months ended September 30, 2006.

  COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenues. For the nine months ended September 30, 2006 the Company recorded limited amounts of revenue and costs related to the sales of Abucco’s wireless technology products. There were no such sales during the nine months ended September 30, 2007 and thus the Company did not realize any revenues and cost during such period.

Operating Expenses. For the nine months ended September 30, 2007, general and administrative expenses totaled $7,257,037, as compared to $6,121,004 for the nine months ended September 30, 2006. The general and administrative expenses for the nine months ended September 30, 2007 principally relate to non-cash items consisting of $3,492,566 of stock based compensation and stock issued for services of $2,045,225. Foreign currency exchange loss was zero for the nine months ended September 30, 2007, as compared to $1,187 for the nine months ended September 30, 2006.

Interest Expense. Interest expense was $5,871,418 for the nine months ended September 30, 2007, as compared to $4,820,929 for the nine months ended September 30, 2006. The increase in interest expense is directly related to the amortization of discounts and debt offering costs related to the convertible notes and the excess fair value of common stock issued in the settlement of accrued interest on the convertible notes and the Credit Facility.

Net Loss. Net loss for the nine months ended September 30, 2007 was $13,078,455, as compared to $10,939,514 for the nine months ended September 30, 2006.

The foregoing revenues, operating expenses and net losses are not indicative of what future operating results are anticipated to be. Management for the Company believes that revenues should increase measurably and outpace operating expenses, thereby resulting in net income for fiscal year 2007.

Liquidity and Capital Resources.

At September 30, 2007, our principal source of liquidity consisted of $307,629 of cash, as compared to $130,249 of cash at December 31, 2006. As of September 30, 2007, we had working capital of $5,100, as compared to a working capital deficit of $363,880 at December 31, 2006. In addition, our stockholders’ equity was $4,980,192 at September 30, 2007, as compared to $335,810 at December 31, 2006.

Our operations used net cash of $1,723,776 during the nine months ended September 30, 2007, as compared to $602,516 during the nine months ended September 30, 2006. Our operations used net cash of $893,863 during the fiscal year ended December 31, 2006, as compared to $113,895 of net cash during the period from Inception to December 31, 2005.

Investing activities for the nine months ended September 30, 2007 used net cash of $1,400,000, as compared to used net cash of $1,121,511 in the nine months ended September 30, 2006. The $1,400,000 used in the nine months ended September 30, 2007 related to the cash payment made on the purchase of an additional 36.75% of ATOLL and the 2.5% interest of Velcont. Investing activities for the fiscal year ended December 31, 2006 used net cash of $1,161,591, as compared to $11,813 of net cash used in investing activities during the period from Inception through December 31, 2005. The majority of the cash used in the fiscal year ended December 31, 2006 related to the purchase of 13.25% of ATOLL for $1,166,250.

Financing activities provided $3,301,185 during the nine months ended September 30, 2007, as compared to $1,801,826 during the nine months ended September 30, 2006. The majority of the financing provided during the nine months ended September 30, 2007 related to our private placement of 8% convertible promissory notes and $900,000 in proceeds received from the credit facility. Financing activities provided $2,162,060 during the fiscal year ended December 31, 2006 as compared to $152,601 of net cash provided by financing activities during the period from Inception through December 31, 2005. The significant increase related to the receipt by the Company during the fiscal year ended December 31, 2006 of $196,562 of proceeds from shareholder advances, $1,654,630 of proceeds from convertible debt, and $310,868 from the issuance of common stock.

Financing activities provided $900,000 during the three months ended September 30, 2007, as compared to $360,234 during the three months ended September 30, 2006. The majority of the financing provided during the three months ended September 30, 2007 relate to a revolving line of credit. Financing activities provided $2,162,060 during the fiscal year ended December 31, 2006 as compared to $152,601 of net cash provided by financing activities during the period from Inception through December 31, 2005. The significant increase related to the receipt by the Company during the fiscal year ended December 31, 2006 of $196,562 of proceeds from shareholder advances, $1,654,630 of proceeds from convertible debt, and $310,868 from the issuance of common stock.

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

Outlook

We have incurred losses of $13,078,455 and $10,939,514 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, we had an accumulated deficit of $25,560,503.

In summary, until we generate sufficient cash from our operations, we will need to rely upon private and institutional sources of debt and equity financing. Based on our existing revolving credit facility with Professional Offshore Opportunity Fund, Ltd., in the amount up to $2,500,000, of which we have drawn down the sum of $900,000, we believe that we will be able to fund our existing operations and required expenditures through the second quarter of 2008. However, we will require additional financing to consummate our pending acquisitions of JSC Electroprivod, Velkont and RUAR. To this end, we estimate that we will need approximately $3,500,000 of additional equity or debt capital which we are currently seeking. There can be no assurance that we will be successful in this endeavor, and if not we will be unable to consummate the acquisitions of the foregoing entities, the result of which would likely have a material effect on our future results of operations.

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

For a more detailed discussion as to the risks related to NNRF, Inc., our industry and our common stock, please see the section entitled, “Management’s Discussion and Analysis or Plan of Operation - Risk Factors,” in our registration statement filed on Form 10-SB, as filed with the Securities and Exchange Commission on September 25, 2007.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NNRF, Inc.
(Registrant)

Date: November 13, 2007	By:	/s/ J. Holt Smith
J. Holt Smith
	Its:	President and Director