Form 10KSB
period 2007-12-31
NNRF, INC.
filed 2008-04-15
CIK 1175860

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number

NNRF, INC.
(Name of Small Business Issuer in its Charter)
Nevada	98-0216309
(State of Incorporation)	(IRS Employer Identification No.)

1574 Gulf Rd., #242, Point Roberts, WA	98281
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 943 - 0706

Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark of the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $23,587,107 (based upon $0.66 per share as of April 8, 2008).

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, 47,973,240 shares outstanding as of April 8, 2008, which includes 669,144 shares held in escrow.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

NNRF, Inc.
FORM 10-KSB
December 31, 2007

TABLE OF CONTENTS

		Page
PART I

ITEM 1.	Description of Business	1
ITEM 2.	Description of Property	10
0ITEM 3.	Legal Proceedings	10
ITEM 4.	Submission of Matters to a Vote of Security Holders	11

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small	11
	Business Issuer Purchases of Equity Securities
ITEM 6.	Management's Discussion and Analysis or Plan of Operation	16
ITEM 7.	Financial Statements and Supplementary Data	F-1
ITEM 8.	Changes In and Disagreements With Accounting and Financial Disclosure	25
ITEM 8A(T)	Controls and Procedures	25
ITEM 8B.	Other Information	26

PART III

ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate	26
	Governance; Compliance with Section 16(a) of the Exchange Act
ITEM 10.	Executive Compensation	30
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32
ITEM 12.	Certain Relationships and Related Transactions and Director Independence	33
ITEM 13.	Exhibits	34
ITEM 14.	Principal Accounting Fees and Services	37

SIGNATURES

EXHIBIT INDEX

PART I

Item 1. Description of Business.

FORWARD-LOOKING STATEMENT NOTICE:

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, such as statements relating to plans for product development, product placement, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, relatively limited operating history, history of operating losses, the inability to obtain additional capital, the failure to successfully expand our operations, the legal and regulatory requirements related to our industry and the countries within which we operate, the inability to enter into strategic partnerships with state and private owned entities, the loss of key personnel, adverse economic conditions, adverse currency rate fluctuations, the inability to protect our proprietary information against unauthorized use by third parties, the control of our common stock by our management, the classification of our common stock as “penny stock,” the absence of any right to dividends, the costs associated with the issuance of and the rights granted to additional securities, the unpredictability of the trading of our common stock and the ability of our Board of Directors to issue up to 10,000,000 shares, $0.001 par value, of Class A and Class B preferred stock, collectively.

Historical Summary

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

Abucco Technologies Inc. and Stafford Energy Canada, Ltd have been inactive since December 31, 2006. The Company intends to divest itself of, or dissolve, both subsidiaries in 2008.

In addition to the two foregoing subsidiaries, the Company incorporated OOO Nucon-RUS (“Nucon-RUS”), a limited liability company formed under the laws of the Russian Federation (“RF”) in 2007. Nucon-RUS is a wholly owned subsidiary of Nucon. In January 2007, Nucon became fully accredited to do business in the RF by the Russian Ministry of Justice.

Overview

NNRF provides technologies, either owned or licensed, that are intended for use in nuclear facilities, nuclear and hazardous waste management, and the public health sector.

NNRF has made investments in, and anticipates making further investments in, strategic businesses that either operate or intend to operate in the nuclear, automotive and aviation industries in Russia. In addition, the Company has, and will continue to, either develop and market, or license and market, internationally, technologies related to the nuclear industry.   NNRF has invested in companies currently operating in the nuclear and automotive industries in Russia and has entered into a joint venture with a Russian company, the Engineering Center for Nuclear Containers, to design and develop containers for transportation and long term storage of high level radioactive waste. Further, the Company presently has technologies that it has either licensed or acquired in the areas of nuclear safety and remediation, wastewater treatment, and power quality. NNRF has, and will continue to, market and either distribute to resellers or sell the products and services related to the foregoing technologies in various international markets. During 2007, NNRF concentrated its international marketing efforts in Europe. NNRF has offices in Moscow, Russia and Munich, Germany.

NNRF’s has relationships, through its investment in ATOLL (defined below with which it participates in management decisions), with Rosenergoatom, the operating utility of Russia’s nuclear civil facilities; and has direct relationships with Atomstroyexport, established by the Russian government to promote the export of Russian construction, operation and modernization of nuclear power plants abroad; the International Center for Environmental Sciences of the Federal Agency of Nuclear Energy (“ICES”), an agency that is focused on nuclear waste decontamination matters in Russia; the Russian based Engineering Center for Nuclear Containers; and Stroikomplektinvest, a construction supply distributor serving as NNRF’s marketing partner for power quality equipment in the Republic of Tatarstan.

NNRF began its operations in November 2005 and has accomplished the initial stages of its business strategy. With several key strategic alliances established as noted above, NNRF has the present capability of providing product, technological and technical service support addressing radioactive waste, wastewater and power quality challenges, and energy efficiency, shielding, transport and storage requirements, and plant equipment protection. NNRF also has in-house expertise in radiological protection and radiological waste management. In addition, with NNRF’s acquisition of 50% of ZAO Electro Machinery Building Plant ATOLL (“ATOLL”), NNRF, via ATOLL, is manufacturing and supplying parts and equipment for new and existing nuclear facilities in the RF. In accordance with Russian law, 26% of the shares of ATOLL are held and managed by Nucon-RUS, a wholly-owned subsidiary of NNRF. The remaining 24% of the shares are held by NNRF.

NNRF owns, has licensed, or distributes the following technologies:

1.  FEECOM/BIECOM - is a non-toxic polymer-based shielding material that can be molded as needed into various forms, including bricks and plates, containers or plaster on fixed walls. This material which encapsulates and shields nuclear radiation could replace the toxic lead walls currently used in nuclear reactors and x-ray rooms around the world. NNRF previously acquired the FEECOM/BIECOM technology from Dr. Hans-Jürgen Engelmann in consideration for options to purchase 150,000 shares of common stock, exercisable for a period of ten (10) years at $0.75 per share. In addition, Dr. Engelmann will receive a royalty equal to 2.5% of the gross revenues relating to the sale of FEECOM/BIECOM to third parties. A patent application has been filed with the European Patent Office for this technology.

2. Bicoflex - is a flexible mixture of silicone and bismuth powder material that provides radiation shielding. The product can be manufactured in various forms including aprons, mats, curtains and garments. Bicoflex is produced by NNRF in Hannover, Germany and has been fully tested and proven to effectively block radiation. Quality assurance is tested by the Fachhoschule Hannover University of Applied Sciences in its special department for radioecology and nuclear safety.

3. Radseal - Manufactured in Germany, this radioactive two-part geopolymer has been fully tested by a European-based nuclear research center and has been cleared by the customs department in Russia for importation into Russia. NNRF plans to offer Radseal for use as dust suppression in contaminated areas in former nuclear facilities in the RF and other international markets.

4.  Trumem - NNRF has entered into a Cooperation Agreement with ASPECT, a Russian research, production and marketing entity engaged in the development, introduction and transfer of innovative high-tech technologies and projects, to jointly engage in the implementation and commercialization of complex technologies and equipment of a gradient-porous metal-ceramic membrane known as Trumem. Trumem is a high-output, long-lasting, inexpensive and compact purification unit for all types of liquid wastes, including radioactive wastes. The principal application of Trumem will involve the rehabilitation of water basins which have become contaminated with liquid radioactive wastes. NNRF’s Chief Scientific Officer, Dr. Valery Lebedev, co-invented Trumem. This technology may provide the basis for a technological breakthrough in solving the current problems of radioactive liquid wastes. Trumem is patent protected in Russia and the European Union.

To accomplish its objectives, NNRF’s strategy consists of the following:

•	Maintain and establish further key alliances with government funding agencies and other international groups responsible for nuclear waste remediation;

•	Enter into strategic relationships and acquire an interest in companies which supply products and services to agencies responsible for nuclear markets; and

•	Identify, develop and acquire innovative, proprietary technologies which have international environmental and economic applications.

Acquisition of 50% of ATOLL

In March 2007, NNRF completed the acquisition of 50% of the issued and outstanding stock of ATOLL, a private joint stock Russian company. NNRF owns 24% of ATOLL and Nucon-RUS, a wholly-owned subsidiary of NNRF, owns 26% of ATOLL. In November 2007, two members of NNRF management were appointed to the board of directors of ATOLL. Additionally, the Director of Strategic Development of ATOLL, has taken a management position with NNRF assisting in overseeing operations in Russia.

ATOLL’s headquarters are located in Moscow, Russia, and its production facilities are located in St. Petersburg, Moscow, and near the city of Kirov, Russia. ATOLL is a manufacturer and supplier of spare parts for existing nuclear power plants, products for the modernization of nuclear power plants. and equipment for facilities currently under construction, among other things.

The original terms of the acquisition agreement with ATOLL provided that NNRF pay $4,290,000 to ATOLL and issue ATOLL 2,000,000 shares of NNRF common stock. The original agreement was subsequently modified to reflect the following: (i) two closings, the first of which was completed in the fourth quarter of 2006 when NNRF paid $1,166,250 in consideration for 13.25% of the issued and outstanding capital stock of ATOLL, and the second of which occurred in March 2007 and consisted of NNRF acquiring an additional 36.75% of ATOLL for $1,000,000 and the issuance of 4,000,000 shares of common stock; and (ii) certain real estate interests of ATOLL were spun-out of ATOLL for the benefit of ATOLL stockholders, not including NNRF. As a result, NNRF has no real estate holdings, either on its own or through its 50% ownership in ATOLL. In the future, NNRF will provide ATOLL the sum of $2,000,000 for the purchase of new equipment to meet expected increases in demand for ATOLL products.

The primary purchaser of equipment for nuclear power plants in Russia is Rosenergoatom, with whom ATOLL has an established relationship to provide technologies, services and equipment as discussed below.

During the third and fourth quarter of 2007, ATOLL moved a portion of its production facilities from St. Petersburg into a facility owned by Velcont located in the Kirov region of Russia. This relocation is intended to improve production efficiencies and reduce overall production costs. The Kirov region is more closely located to customers and material suppliers than St. Petersburg, Russia.

The business model of ATOLL is to supply spare parts for existing nuclear power plants, supply products for the modernization of nuclear power plants, supply equipment for facilities currently under construction, and supply its storage container products to the Federal dry storage facility currently under construction in Zelesnogorsk, Krasnoyarsk region in Siberia. The Chief Scientific Officer of NNRF, Professor Dr. Valery Lebedev, from 1989-1999 was the General Director of the Mining Chemical Combine in Zelesnogorsk, in which the dry storage facility will become a separate business unit, served as the Deputy Minister of the Ministry of Atomic Energy (1999-2002), and formerly served as an advisor to the Minister of Atomic Energy of the RF.

The ATOLL manufacturing process utilizes advanced computer numerically controlled (“CNC”) machinery. The products manufactured at the ATOLL facility include spare parts for the entire nuclear cycle, including spare parts and mechanisms for nuclear power plants, and handling equipment for nuclear waste containers designed for long term storage of radioactive wastes and spent fuel. The foregoing manufacturing capabilities have applicability in the foreign markets of China and India, among other countries utilizing Russian designed nuclear reactors.

ATOLL has approximately 120 employees consisting of engineers, nuclear industry specialists, technical experts in nuclear equipment design and construction, and skilled manufacturing operators of CNC based machinery. The technical level of the ATOLL employee base has established ATOLL as a designated supplier to facilities operated by Rosenergoatom, the operator of all 31 nuclear reactors in the RF.

ATOLL has its own construction design division and develops all of its own drawings and technical specifications for the manufacturing cycle. ATOLL has established its production as the technical standard for spare parts and mechanisms for the WWER-440 and WWER-1000 nuclear reactors presently in operation and under construction in both the RF and certain foreign markets. The drawings and technical specifications for the spare parts and mechanisms of the foregoing nuclear reactors are the proprietary intellectual property of ATOLL.

ATOLL has existing and prior foreign trade contracts with operators of nuclear power plants outside of the RF (e.g., Ukraine and Bulgaria), and exports spare parts for WWER-440 and WWER-1000 nuclear reactors to each of these countries. ATOLL also has technical support and production capacity to support sales to other export markets. NNRF believes that marketing opportunities exist which may result in increases in sales to these foreign markets and other markets. The WWER-440 and WWER-1000 nuclear reactors are the latest designs from Russia.

The WWER-440 and WWER-1000 nuclear reactors, similar to all reactors worldwide, require continuous replacement of their operating parts due to strict safety standards established by the nuclear industry. Government mandated requirements establish consistent and long term contracts for the production output of ATOLL in the RF, existing foreign markets and, potentially, future markets such as China and India. ATOLL currently has booked advance sales through the year 2010.

NNRF believes the ATOLL acquisition offers opportunities for cash dividends and opens up future market opportunities for the technical innovations, acquired and licensed technologies, and further acquisitions currently in the due diligence phase or under investigation by NNRF There can be no assurance that ATOLL will operate profitably.

Acquisition of 25.5% of JSC Electroprivod and Velcont

NNRF has executed agreements and has commenced the acquisition of 25.5% of JSC Electroprivod and 25.5% of Velcont for the collective sum of $8,000,000. Each of the acquisitions will be made together with management of ATOLL, who will purchase an equal share of JSC Electroprivod and Velcont, and collectively the parties will own 51% of each entity upon the closing. To date, NNRF has acquired 3.3% of Velcont in consideration for $525,000.

Velcont is located in the city of Kirov-Chepetsk, Russia, and JSC Electroprivod is located in the city of Kirov, Russia. JSC Electroprivod intends to relocate certain aspects of its manufacturing to the Velcont facility. This relocation is intended to result in higher levels of efficiency and may result in substantial cost savings.

Velcont is fully licensed by the Federal Ministry of Atomic Energy of the Russian Federation (“Minatom”) for the production of nuclear power plant equipment and holds other licenses for the production of equipment and microelectronics for the aeronautical and automotive industries. Presently, Velcont has approximately 500,000 square feet of production facilities and employs approximately 1,200 skilled workers.

JSC Electroprivod is a scientific and technical complex and a leading designer of micro-electronic equipment in the RF and is licensed by the Federal Ministry of Nuclear Energy of the RF and other federal ministries. Over the last 50 years, JSC Electroprivod has designed and developed over 1,500 products used in the Russian and the CIS aeronautical and automotive industries. More than 200 of these items are currently being manufactured at factories in the cities of Kirov, Kirovo-Chepetsk, Kizlyar, Kursk, Saratov and Tyumen.

Alliances and Strategic Partnerships

In addition to the ATOLL 50% acquisition, and the ongoing acquisition of interests in JSC Electroprivod and Velcont, since its inception, NNRF has focused on procuring key strategic partnerships and alliances principally in the RF and acquiring or licensing key technologies. A description of the current alliances and strategic partnerships of NNRF follows.

Rosenergoatom

NNRF has a working relationship with Rosenergoatom to co-lead an international consortium (“Consortium”) of European and Russian companies to provide equipment, technologies and services to Rosenergoatom. This working relationship is anticipated to be evidenced by a definitive agreement in the future upon further advancements of the Russian state entity, Atomprom, which controls all energy generating nuclear facilities in Russia.

Rosenergoatom is the operating utility of all nuclear power plants in the RF and is responsible for insuring nuclear and radiation safety in all phases of nuclear power plant operations in compliance with RF legislation as well as providing scientific and technical support. Rosenergoatom operates all ten (10) state-owned RF nuclear power plants consisting of 31 reactor units representing approximately 23,242-MW of installed electrical capacity. The foregoing represents approximately 18% of the RF power grid.

Increasing demands on technical safety regulations and radiation protection standards at the Russian nuclear energy facilities has caused ever increasing demands on equipment, plants and technologies for the construction, modernization and operation of the facilities operated by Rosenergoatom.

Atomstroyexport

Atomstroyexport (“ASE”) was established in 1998 by the Ministry of the Russian Federation for Atomic Energy in order to promote the export of Russian-made products for nuclear power projects abroad. ASE was created upon the merger of "Atomenergoexport" and "Zarubezhatomenergostroy." In the 25 years prior to the merger, the two Russian companies worked with foreign countries in the construction, operation and modernization of nuclear power plants.

ASE possesses the experience and engineering capabilities to operate in the global market. The nuclear power plants built for its customers in the former Soviet Union (“FSU”), China, India and other countries constitute a future market for NNRF technologies and services. The latest projects of ASE include construction of two nuclear power units (2000 MW total) in China, two nuclear power units of similar capacity in India, as well as other activities in Eastern Europe. There can be no assurance that NNRF and ASE will enter into a joint cooperation agreement for the Indian, and East European markets.

Engineering Center for Nuclear Containers (ECNC)

ECNC is a Moscow and St. Petersburg based company that designs and manufactures containers for the long term storage of nuclear and other types of waste. ECNC has worked with Minatom and provides waste storage containers fully licensed for the storage of radioactive and toxic waste.

International Center for Environmental Sciences (ICES)

ICES is located in Moscow and is a Russian State agency dealing with ecological security and environmental matters related to the handling (including transportation and storage) of radioactive and toxic waste in Russia. ICES is also actively involved in environmental issues concerning the dismantling of Russian nuclear powered submarines.

TPA, Ltd.

During 2007, TPA became a department of Atomenergomash a Russian state entity. As a result of the restructuring of TPA, the relationship between the Company and TPA was terminated.

Products and Technologies

FEECOM/BIECOM

FEECOM/BIECOM is a polymer with a metal blocker additive which NNRF believes provides new methods in providing radiation safety. A distinctive feature of this new material is that it is possible to modify its protection and construction properties in different ways based upon the demands of each application. The shielding material also surpasses steel in withstanding corrosion attacks and can be modified with the same structural integrity as steel to be used as a construction material. The shielding materials are not toxic, can be manufactured in an environmentally friendly manner, and have excellent thermal stability.

The moldable nature of the new shielding material provides a significant number of applications for many general shielding devices. Variations in mould configurations for the product include bricks and plates, containers and plaster on fixed walls.

On March 1, 2007, NNRF retained Fachhochschule Hannover (a German testing facility) to undertake the following independent tests on FEECOM/BIECOM: tensile tests; pressure tests; notched-bar impact-binding-tests; 240 hour salt spray tests as corrosion tests; determination of flash point; determination of combustibility; resistance to leaching in weak acid, in weak alkalis, and in normal tap water; sorption ability; and gas diffusion hydrogen. The purpose of the foregoing tests is to provide further independent determination of the efficacy and multi-uses of FEECOM/BIECOM.

NNRF is establishing a sale and marketing office in Lower Saxony (Germany). On May 1, 2007, NNRF retained Klaus Rose to serve as the sales and marketing manager of the Company’s shielding, decommissioning and recycling technology portfolio (i.e., FEECOM/BIECOM) to nuclear facilities and multi-national nuclear service companies. Mr. Rose has extensive experience in the nuclear shielding materials field. Mr. Rose’s consulting firm, RCE Rose Consulting & Engineering (“RCE”), has provided various on-site radiological shielding solutions, including dosimetry services, as well as nuclear power plant safety training programs to nuclear utility companies in the European Union. These companies include British Nuclear Fuel Corporation, Risley, U.K., Siemens KWU, Erlangen, ENSA, Santander, Spain and others. Prior to founding RCE, Mr. Rose held advanced positions at several European companies manufacturing products for use in nuclear power plants. Mr. Rose served in the capacities of project engineer, radiation protection officer, and marketing and sales manager while working at NOELL GmbH, NUKEM Group and VOEST ALPINE mce.

Dr. Engelmann, who serves as our Director of Project and Sales Division - Shielding and Encapsulation EU, will provide technical assistance to Mr. Rose. The goal for this marketing office in Western Europe is the development of new modifications of the shielding material, with a particular focus on applications targeted for German governmental funding from the State of Lower Saxony for further research and development, and manufacturing anticipated to be established in Lower Saxony, Germany.

Bicoflex

Bicoflex, formulated by NNRF, is a flexible mixture of silicone and bismuth powder material that provides radiation shielding. The product can be manufactured in various forms including aprons, mats, curtains and garments. Bicoflex is manufactured in Germany and has been fully tested and proven to effectively block radiation. In addition, in curtain form, the product can be used in geometrically challenging situations where FEECOM/BIECOM cannot be effectively used as a radiation blocker.

Radseal

Radseal is a radioactive two-part geopolymer that can be used for the containment and encapsulation of radioactive dust, radioactive sludge, broken fuel assembly elements and highly radioactive fuel pieces, and for general containment on radioactive floors and walls. Such containment, once complete, increases the safety for construction personnel to perform decontamination services. NNRF anticipates delivering an initial shipment of Radseal to Russia during 2008 for field and demonstration testing in cooperation with ICES.

Radioactive Waste Containers

NNRF has entered into a joint venture agreement with Moscow-based Engineering Center for Nuclear Containers (“ECNC”) to design, develop and market containers which will hold high level radioactive waste generated by nuclear power plants and other radioactive waste producing operations. This joint venture is planned to be named the Nuclear Container Corporation (“NCC”). NNRF will own 50% of NCC. The goal at the conclusion of the design and development process will be the certification of the containers by the Russian Federal Service on Environmental, Technology and Nuclear Control Rostechnadzor for use in the RF and internationally. This certification will be conducted under the aegis of the International Atomic Energy Agency (“IAEA”). ECNC currently supplies containers in Russia which are designed for other radioactive waste.

ASPECT

In April 2007, Nucon entered into an agreement with ASPECT, a Russian research, production and marketing center that develops, introduces and transfers innovative high-tech technologies and projects. ASPECT is the official managing company in the development of international and Russian environmental projects for the Federal Ministry of Nuclear Energy of the Russian Federation and Rosenergoatom, the operator of all Russian nuclear reactors, and includes the participation of all companies in the nuclear industry within the RF. ASPECT has decades of experience as a contractor in improving systems for the handling of radioactive waste and recycling at sites of the Federal Ministry of Nuclear Energy.

The agreement between ASPECT and NNRF is to engage in joint efforts to incorporate complex technologies and equipment in the form of a gradient-porous metal-ceramic membrane known as Trumem. NNRF will be responsible for establishing global strategic alliances to introduce and market the Trumem technology internationally.

EP Waveform Correction Absorber

The EP Waveform Correction Absorber is a high quality transient voltage surge suppression (“TVSS”) and high frequency noise filtering modular technology that is manufactured in the United States. The TVSS technology filters damaging power pollution being used by electrical equipment, thereby lowering operating costs and downtime and increasing productivity.

Poor power quality involves pollution on electrical lines resulting from high frequency induced electrical noise, switching transients, and nonlinear and unbalanced load reflections. Power surges, both voltage and current, are occurring continually in today’s power systems. Power surges may occur naturally, such as from lighting and static electricity, or are manmade, such as inductive surges from motors, transformers, solenoids, etc. This poor power quality can reduce operating efficiency and create excess heat that displaces normal power distribution and output. This in turn causes electrical systems and equipment to deteriorate and to malfunction, and is critical in microprocessor based manufacturing industries.

NNRF intends to market this product in Russia to users of expensive electrical equipment such as high output office printers, CT scanners, robots, offices with multiple computer installations and other users where power surges cause significant damage or pose significant danger to operations.

Fire Resistant Cable - Fireproof Swelling Cable Cover

Fire resistant cable and fireproof swelling cable cover technology is for use in nuclear and fossil fuel power plants and other high-impact utility industry applications. When exposed to fire and/or extreme heat, the cable expands and blocks off all connections through the chases where the cables go from room to room. The technology allows the electrical cable to withstand temperatures up to 1100 Celsius for 45 minutes and prevents the spread of fire which is critical in all power generation facilities. The fireproof swelling cable cover is non-toxic with high adhesive properties and has been approved for use by the fire authorities in Russia and is fully licensed. The proven technology has immediate applications in the nuclear power plants of Rosenergoatom and Atomstroyexport and other facilities in the RF.

NNRF has concluded negotiations to acquire this technology subject to completion of due diligence by NNRF which is expected to be completed in the last half of 2008. Representatives from Nucon-RUS will be meeting with management of Seversk (formerly known as Tomsk-7), Ministry of the Russian Federation for Atomic Energy, Russian Research Institute of Organic Materials, Bochvar Institute to finalize the terms of the agreement.

Tri-Ion - Wasser Technik

On December 12, 2005, NNRF entered into an agreement with the German company, Tri-Ion -Wasser Technik (“Tri-Ion”) to represent it in the RF. Tri-Ion specializes in cleaning water which contains heavy metals and other isotopes, and is licensed to operate in the food industry. The Russian industrial partner for hardware and pumps is Hydromshservice. NNRF intends to market Tri-Ion’s technologies and engineering services within the Russian and Ukrainian Vodokanals.

Tri-Ion specializes in cleaning water which contains heavy metals and other isotopes. It is licensed and permitted to work in the food industry. NNRF will receive approximately 15% of the revenues in consideration for these services. Tri-Ion is currently providing water cleaning services in Europe and South America.

COMPETITION

NNRF’s technologies may be subject to significantly greater competition from other companies, many of which have far greater intellectual, financial, marketing and other resources than NNRF. Other technologies may be developed that are superior or less expensive than those owned or licensed by NNRF. Alliances and partnerships may be subject to change.

GOVERNMENT APPROVAL AND GOVERNMENT REGULATIONS

The Company is required to comply with the following environmental regulations, presently consisting of (i) the Federal Nuclear and Radiation Safety Authority of the Russian Federation with respect to the Russian Federation, (ii) the EURATOM Treaty with respect to all European Union member countries, and (iii) the U.S. Nuclear Regulatory Commission Regulations Title 10, Code of Federal Regulations with respect to U.S. matters, the latter of which will apply only upon the placement of the Company’s products in the U.S., which is not applicable at this time. Each of the foregoing regulations generally requires testing and certification of the Company’s products by an independent third party prior to placement in nuclear or other facilities. In the event our products are not tested on a timely basis, or we experience a delay in receiving, or fail to receive, the necessary certifications, government approvals, permits, consents and clearances, our business and results of operations may be adversely affected. There can be no assurance that we will receive each of the foregoing on a timely basis.

At the present time, no further governmental approvals are required for the operation of our business. From time to time we do expect that we will have to obtain custom and other clearances to offer certain of our products and services in countries that we have not previously operated within.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

The costs and effects of compliance with environmental laws are not anticipated to prevent the Company from achieving its business objectives nor have a materially adverse effect on its results of operations.

EMPLOYEES

We employ five (5) full-time employees and one (1) part time employee in our Moscow, Russia office, three (3) employees in Germany, and two (2) employees in North America. In addition, the Company utilizes a total of seven (7) consultants. The consultants provide public relation services, merger and acquisition advisory services, business development services, legal services, corporate and media awareness services, investment banking services, and sales and marketing services.

Item 2.  Description of Property.

We lease approximately 800 square feet of office space in Moscow, Russia, located at 117393Moscow, 20 Architect Vlassov’s st. The monthly lease rate is approximately $6,000 and the lease has a term of 12-months, expiring on March 1, 2009.

We lease executive office space in Munich, Germany, located at Theresienstrasse 6-8,80333 Munich, Germany. The lease is month-month and has a lease rate of approximately $3,000 per month.

Item 3. Legal Proceedings.

We are not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, formal inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company, or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries, or our officers or directors in their capacities with each, in which an adverse decision could have a material adverse effect.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the Pink Sheets Electronic Interdealer Quotation and Trading System under the symbol “NNRI.PK.”

For the periods indicated, commencing with the date on which NNRF merged with Stafford Energy, Inc., May 23, 2006, and concluding on April 8, 2008, the following table sets forth the high and low bid prices per share of common stock, as reported by www.pinksheets.com. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Periods	High	Low
Fiscal Year 2006
Second Quarter (May 23-June 2006)	2.20	1.01
Third Quarter (July-September 2006)	1.42	0.70
Fourth Quarter (October-December 2006)	1.01	0.60

Fiscal Year 2007
First Quarter (January-March 2007)	1.79	0.55
Second Quarter (April-June 2007)	8.96	1.74
Third Quarter (July 1 - September 30, 2007)	5.35	1.94
Fourth Quarter (October 1 - December 31, 2007)	2.74	1.12

Fiscal Year 2008
First Quarter (January 1 - March 31, 2008)	1.10	0.44
Second Quarter (April 1 - April 8, 2008)	0.66	0.42

On April 8, 2008, the closing price of our common stock was $0.66.

Holders of Record

As of April 8, 2008, we had approximately 268 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

Recent Sales of Unregistered Securities

In May 2006, Stafford Energy, Inc. issued 3,000,000 shares of common stock to two individuals in consideration for the settlement of $3,000 owed to the individuals for mergers and acquisitions services provided to Stafford prior to the merger between it and the Company. The shares were valued at $1.05 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $3,147,000 of compensation expense. The issuance of the above securities was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Rule 506 promulgated thereunder. Each offeree was provided access to the financial statements and any other information that they deemed relevant or necessary in making their respective decision to accept shares of common stock in exchange for the monies owed to them by them by the Company. Each offeree was deemed to have the financial or business experience necessary to evaluate the risks of the foregoing decision.

On May 23, 2006, the Company issued 22,500,000 shares of common stock to forty-nine (49) individuals in exchange for 100% of the issued and outstanding common stock of Nucon, Inc., a Nevada corporation, in conjunction with the Merger and Plan of Share Exchange between Stafford Energy, Inc. and Nucon, Inc. The 22,500,000 shares of common stock were valued at $5,000, or $0.00022 per share. The issuance of the above securities was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each offeree was provided access to the financial statements and any other information of Stafford Energy, Inc. that they deemed relevant or necessary in making their respective decision to accept shares of common stock in exchange for their shares of common stock of Nucon, Inc. Each offeree was deemed to have the financial or business experience necessary to evaluate the risks associated with the share exchange.

On June 1, 2006, the Company issued a total of 1,080,000 shares of common stock to five (5) consultants for services consisting of legal, accounting, marketing, strategic and financial consulting. The 1,080,000 shares of common stock were valued at $1,512,000, or $1.40 per share. The issuance of the above securities was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each offeree was provided access to the Company’s financial statements and any other information that they deemed relevant or necessary in making their respective decision to accept shares of common stock in exchange for services. Each offeree was deemed to have the financial or business experience necessary to evaluate the risks of the foregoing decision.

During the period from inception through June 30, 2006, the Company received $342,128 in loans from ten (10) individuals. The loans were non-interest bearing and were payable on demand. On July 1, 2006, the lenders made demand on the Company, and the Company agreed to the conversion of $342,128 of outstanding principal into 4,593,073 shares of common stock, conversion of $0.07 per share. The issuance of the above securities was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each offeree was provided access to the Company’s financial statements and any other information that they deemed relevant or necessary in making their respective decision to accept shares of common stock in exchange for their outstanding loans. Each offeree was deemed to have the financial or business experience necessary to evaluate the risks of exchanging their outstanding notes for shares of common stock in the Company.

On July 1, 2006, the Company sold 185,000 shares of common stock to ten (10) third parties in consideration for $138,750, or $0.75 per share. The issuance of the above securities was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each offeree was provided access to the Company’s financial statements and any other information that they deemed relevant or necessary in making their respective decision to purchase shares of common stock of the Company. Each offeree was deemed to have the financial or business experience necessary to evaluate the risks of their investment in the Company.

On September 10, 2006, the Company issued 400,000 common shares to a consultant for public relation services rendered to the Company. The 400,000 shares of common stock were valued at $556,000, or $1.39 per share. The issuance of the above securities was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. The offeree was provided access to the Company’s financial statements and any other information that they deemed relevant or necessary in making their respective decision to accept shares of common stock in exchange for services. The offeree was deemed to have the financial or business experience necessary to evaluate the risks of the foregoing decision.

During the period October 2006 through March 2007, the Company sold 274,167 shares of common stock to twenty-three (23) third parties in consideration for $205,755, or $0.75 per share. The issuance of the above securities was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each offeree was provided access to the Company’s financial statements and any other information that they deemed relevant or necessary in making their respective decision to purchase shares of common stock of the Company. Each offeree was deemed to have the financial or business experience necessary to evaluate the risks of their investment in the Company.

In December 2006, the Company issued 750,000 shares of common stock to a consultant for investor relations and merger and acquisition consulting services. The 750,000 shares of common stock were valued at $562,500, or $0.75 per share. The issuance of the above securities was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. The offeree was provided access to the Company’s financial statements and any other information that they deemed relevant or necessary in making their respective decision to accept shares of common stock in exchange for services. The offeree was deemed to have the financial or business experience necessary to evaluate the risks of the foregoing decision.

In December 2006, the Company issued a total of 432,000 shares of common stock to seven (7) individuals, consisting of members of management and certain key consultants, as partial payment for services rendered in 2006. The 432,000 shares were valued at $324,000, or $0.75 per share. The issuance of the above securities was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each offeree was provided access to the Company’s financial statements and any other information that they deemed relevant or necessary in making their respective decision to accept shares of common stock in exchange for services. Each offeree was deemed to have the financial or business experience necessary to evaluate the risks of the foregoing decision.

On February 16, 2007, the Company issued the sum of 50,000 shares of common stock to a consultant for marketing and investor relations consulting services. The 50,000 shares were valued at $39,500, or $0.79 per share. The issuance of the above securities was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. The offeree was provided access to the Company’s financial statements and any other information that they deemed relevant or necessary in making their respective decision to accept shares of common stock in exchange for services. The offeree was deemed to have the financial or business experience necessary to evaluate the risks of the foregoing decision.

During the period commencing in late July 2006 and concluding in March 2007, the Company issued 8% convertible promissory notes (“Notes”) in the collective original principal amount of $4,700,000 to seventy-four (74) third parties. The Notes have a term of two (2) years and bear simple interest at the rate of 8% per annum, payable at maturity. The Notes were convertible as follows (i) at seventy-five ($0.75) cents per share at any time prior to the Company’s common stock being quoted on the OTCBB; (ii) for a period of ninety (90) days from the date the Company’s common stock is quoted on the OTCBB, at the lesser of a 25% discount to the closing price on the business day preceding the date of conversion or One ($1.00) Dollar with a floor of seventy-five ($0.75) cents; or (iii) thereafter, at the greater of a 25% discount to the closing price on the business day preceding the date of conversion or seventy-five ($0.75) cents. In addition, as of February 9, 2007, the Company has issued warrants to purchase 2,350,000 shares of common stock, exercisable for a period of two (2) years at $1.50 per share (“Warrants”). The Notes and Warrants have been placed by Mercer Capital Ltd. (“Mercer”) on a best efforts basis. Mercer receives (i) a commission of ten (10%) percent and a non-accountable expense allowance of three (3%) percent on all Notes sold, and (ii) a warrant to purchase shares of common stock equal to ten (10%) percent of the common stock issuable upon conversion of the Notes (“Mercer Warrants”). The Mercer Warrants are exercisable on a cashless basis at the rate of $0.75 per share for a period of five (5) years. The Mercer Warrants consist of the right to purchase 861,667 shares on the above terms. In addition, Mercer was issued, in consideration for serving as the placement agent, warrants to purchase 500,000 shares of common stock, exercisable at $0.10 per share, on a cashless basis, for a period of five (5) years. The issuance of the above securities was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each offeree was provided access to the Company’s financial statements and any other information that they deemed relevant or necessary in making their respective decision to purchase the Notes. Each offeree was deemed to have the financial or business experience necessary to evaluate the risks of their investment in the Company.

On May 17, 2007, the Company issued 250,000 shares of common stock pursuant to a Business Advisory Agreement (“Advisory Agreement”). The Advisory Agreement provides that the third party will render financial and business advisory consulting advice, among other services. The 250,000 shares were valued at $1,362,500, or $5.45 per share.

On June 18, 2007, 8% convertible notes, in the original principal amount of $4,700,000 and accrued interest of $196,539, were converted into 6,528,719 shares of common stock, a conversion rate of $0.75 per share. On the date of conversion, the closing market price of the Company’s common stock was $5.35. Since the accrued interest was converted at a rate lower that the fair value, the Company recorded the per share difference of $4.60 (totaling $1,205,440) as additional expense.

On June 19, 2007, the Company issued 50,000 shares of common stock to a third party to serve as an advisor on the foreign capital markets (i.e., the Middle East and Europe), waste management services and potential contracts in the Middle East and Europe, as well as strategic alliances. The 50,000 shares were valued at $257,500, or $5.15 per share.

On August 27, 2007, the Company entered into a revolving credit facility agreement (“Credit Facility”) in the amount of $2,500,000, with Professional Offshore Opportunity Fund, Ltd.  (the “Lender”).  Under the terms of the Credit Facility, the Company may borrow up to $2,500,000 from Lender, with $500,000 advanced on closing and additional amounts to be advanced in increments not to exceed $250,000, or more if the parties agree, in any thirty-day period, unless waived by Lender, in which case the loan amount could exceed $250,000 in that period. The Company is required to repay all principal and accrued but unpaid interest on amounts advanced pursuant to the Credit Facility no later than August 28, 2009. The initial $500,000 advance under the Credit Facility was made on September 6, 2007. The material terms of the Credit Facility are as follows: (i) the Company has arranged for restricted shares of common stock, held by third parties, to be pledged as collateral for the loans pursuant to a Pledge Agreement between Lender and such third parties; (ii) Lender may reduce the amount of the outstanding loans by retaining for its own account pledged stock, subject to the volume restrictions of Rule 144 (no more than 1% of the outstanding shares for a 90 day period.); (iii) the loans bear interest at the rate of 8% per annum; (iv) on each advance, the Company must repay any accrued but unpaid interest and Lender may withhold two months interest from any advance as prepaid interest; (v) the Company may prepay the principal and interest on the loan without penalty; (vi) Lender may withhold from any advance a retention fee equal to 5% of the amount loaned; (vi) in connection with the issuance of the loan, the Company provided Lender a commitment fee of $50,000 and common stock equal to $250,000 (the shares were valued at the closing price on September 6, 2007, or $2.97 per share, the date on which the first funding in the amount of $500,000 occurred under the Credit Facility. The foregoing equates to 84,746 shares of common stock. The shares of common stock include piggyback registration rights. In consideration for the pledge of a total of 1,842,859 of restricted shares of common stock (“Pledged Shares”), held by third parties, as collateral against the Credit Facility, the Company entered into a Common Stock and Warrant Agreement with each of such third parties providing for the following consideration, collectively: (i) restricted shares of common stock in the amount of 2,763,489 shares (“Pledge Share Consideration”), or 150% of the amount of shares of common stock pledged; and (ii) warrants to purchase 1,842,859 shares of common stock, exercisable for a period of two (2) years at $2.95 per share (“Pledge Warrant Consideration”), the closing price of the Company’s common stock on August 27, 2007. The Common Stock and Warrant Agreements provide that in the event Lender does not reduce the amount of the outstanding loans under the Credit Facility by retaining for its own account Pledged Shares, then the Pledge Share Consideration shall be reduced in proportion to the amount of Pledged Shares not retained for Lender’s account for the purpose of reducing the amount of the outstanding loans under the Credit Facility. In addition, the third parties received one (1) demand registration right. In November 2007, the Company issued the Lender an additional 500,000 shares of common stock pursuant to the terms of the Credit Facility. The Company valued the shares of common stock at $935,000 based on the current fair value of the Company’s common stock on the date of issuance. The Company expensed the value of the common stock upon issuance.

During the fiscal year ended December 31, 2007, the Company received $1,282,000 in net proceeds pursuant to the Credit Facility, and issued 2,092,860 shares of common stock, collectively, to third parties in consideration for the pledges under the terms of the Credit Facility. In the three months ended March 31, 2008, the Company received $416,991 in net proceeds pursuant to the Credit Facility, and issued 669,144 shares of common stock, collectively, to third parties in consideration for the pledges under the terms of the Credit Facility.

The Company paid Newbridge Securities Corporation the sum of $100,000 and issued 150,000 shares of restricted common stock in consideration for placing the Credit Facility.

Securities Issued under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2007. Information is included for equity compensation plans not approved by our security holders.

Equity Compensation Plan Information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	-	-	-
Equity compensation plans not approved by security holders(2)	5,821,667	$0.75	178,333
Total	5,821,667		178,333

(1)	As of December 31, 2007, the Company did not have any equity compensation plans that were approved by its stockholders.
(2)	Includes the 2007 Stock Option and Incentive Plan.

Repurchases of Equity Securities

The Company did not repurchase any shares of its common stock during fiscal year 2007 or fiscal year 2006.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Certain statements in this Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.  The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.

Plan of Operation

NNRF has made investments in, and anticipates making further investments in, strategic businesses that either operate or intend to operate in the nuclear, automotive and aviation industries in Russia. In addition, the Company has, and will continue to, either develop and market, or license and market, internationally, technologies related to the nuclear industry.   NNRF has invested in companies currently operating in the nuclear and automotive industries in Russia and has entered into a joint venture with a Russian company, the Engineering Center for Nuclear Containers, to design and develop containers for transportation and long term storage of high level radioactive waste. Further, the Company presently has technologies that it has either licensed or acquired in the areas of nuclear safety and remediation, wastewater treatment, and power quality. NNRF has, and will continue to, market and either distribute to resellers or sell the products and services related to the foregoing technologies in various international markets. During 2007, NNRF concentrated its international sales and marketing efforts in Europe. NNRF has offices in Moscow, Russia and Munich, Germany.

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

During 2007 we completed the purchase of 50% of ATOLL, a manufacturer of spare parts for the entire nuclear cycle, including spare parts and mechanisms for nuclear power plants, and handling equipment for nuclear waste containers designed for long term storage of radioactive wastes and spent fuel. We anticipate that our 50% ownership in ATOLL will result in us booking revenues and profits in fiscal year 2008 based on the existing on-hand orders of ATOLL. We completed the due diligence phase of our proposed acquisitions of 25.5% of JSC Electroprivod and 25.5% of Velcont, and are currently considering other potential acquisitions in the RF.

In November 2007 we entered into a 50-50 joint venture with the Moscow based Engineering Center for Nuclear Containers to design and develop containers designed for the transportation and long term storage of high level radioactive waste.

Our scientific group developed our radiation blocking and shielding product line FEECOM/BIECOM and commenced limited commercial production of these products. In addition our group developed a unique flexible version of this product called Bicoflex. This product has specific applications for use in the manufacture of radiation garments and the Company has been in discussions with European manufacturers for the supply of this product. The users of these products are nuclear and medical facilities

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this statement. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties.

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this statement.

Results of Operations for the Fiscal Year Ended December 31, 2007 and December 31, 2006.

Revenues. For the fiscal year ended December 31, 2007, revenues were $NIL as compared to $5,343 at December 31, 2006. Cost of sales was $NIL during the year ended December 31, 2007, and gross profit was $NIL during the period. Cost of sales was $1,615 during the year ended December 31, 2006, and gross profit was $3,728 during the period.

Operating Expenses. During the fiscal year ended December 31, 2007, general and administrative expenses totaled $7,101,548 as compared to $7,153,429 for the period ended December 31, 2006. The general and administrative expenses during 2007 principally related to non-cash items consisting of the issuance of shares of common stock as payment for services of $3,230,225 and stock-based compensation related to the issuance of options of $3,492,566. Foreign currency exchange loss was $NIL during the fiscal year ended December 31, 2007 and $5,558 during the fiscal year ended December 31, 2006.

Interest Expense. Interest expense was $14,706,771 during the fiscal year ended December 31, 2007. Interest expense was $5,072,484 during the fiscal year ended December 31, 2006. Significant items included interest expense for 2007 related to various non-cash items, including $4,847,482 in fair value of warrants issued to pledgees in connection with the credit facility provided by Professional Offshore Opportunity Fund, Ltd.; $3,325,299 in the excess of fair value of shares issued to pledgees in connection with the credit facility; and $3,671,644 in amortization of loan debt issuance costs.

Equity Income from ATOLL. During the fiscal years ended December 31, 2007 and 2006, income recognized from the Company’s investment in ATOLL was $5,662,717 and $39,780, respectively. The increase is related to the increased ownership in ATOLL and an increase in ATOLL’s net income.

Net Loss. For the fiscal year ended December 31, 2007, net loss was $16,145,602 as compared to net loss of $12,187,963 for the fiscal year ended December 31, 2006.

The foregoing revenues, operating expenses and net losses are not indicative of what future operating results are anticipated to be. Management for the Company believes that revenues should outpace operating expenses in 2008 and result in net income for fiscal year 2008.

Liquidity and Capital Resources.

At December 31 2007, our principal source of liquidity consisted of $73,248 of cash, as compared to $130,249 of cash at December 31, 2006. As of December 31, 2007, we had working capital deficit of $58,085, as compared to a working capital deficit of $363,880 at December 31, 2006. In addition, our stockholders’ equity was $10,825,407 at December 31, 2007, as compared to $375,590 at December 31, 2006.

Our operations used net cash of $2,215,946 during the twelve months ended December 31, 2007, as compared to $893,863 during the twelve months ended December 31, 2006.

Investing activities for the year ended December 31, 2007 used net cash of $1,523,142, as compared to cash used of $1,161,591 in the twelve months ended December 31, 2006. The majority of the cash used in the fiscal year ended December 31, 2007 related to the purchase of 36.75% of ATOLL and 3% of Velcont.

Financing activities provided $3,682,116 during the twelve months ended December 31, 2007, as compared to $2,162,060 during the twelve months ended December 31, 2006. The majority of the financing provided during the fiscal year ended December 31, 2007 related to proceeds from our private placement of 8% convertible promissory notes.

We will require additional capital in the future to possibly expand the manufacturing facilities of ATOLL, to make acquisitions, and for general working capital. We anticipate that we will require a minimum of $15,000,000 to fund the JSC Electroprivod and Velcont acquisitions, our investment in our container joint venture, and additional equipment for ATOLL. While we hope to achieve some, or all, of the foregoing through cash flow, there is no assurance that we will be successful in doing so. To the extent we are not, we will require additional capital to achieve our long-term business objectives. There can be no assurance that such financing will be available, or if available, on acceptable terms. If a future financing is procured in the form of equity, the shareholdings of the current stockholders of the Company will be diluted.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Qualitative and Quantitative Disclosures About Market Risk

In the future, we anticipate deriving the large majority of our revenues from foreign markets, thereby subjecting us to potential foreign currency exposure risks. In addition, given that a significant portion of our current business is located in Russia, we are subject to potential uncertainty when doing business therein, including political, economic and other uncertainties, a major change in any of which could subject us to significant exposure.

Going Concern Qualification

The Company's independent auditors have included an explanatory paragraph in their report on the December 31, 2007 financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern."  The going concern qualification is attributable to the Company's historical operating losses, the Company's lack of cash reserves and capital, and the amount of capital which the Company projects it needs to achieve profitable operations.

Risk Factors

The Company is subject to a high degree of risk. The following risks, if any one or more occurs, could materially harm the business, financial condition or future results of operations of the Company. If that occurs, the trading price of the Company’s common stock could decline.

The Company has a limited operating history and has experienced operating losses since its inception.

From inception through December 31, 2007, the Company has incurred a net loss of $28,587,870 and has generated minimal revenues. As a development stage entity, the Company may continue to incur losses until it is able to generate sufficient revenues and cash flows from its various business initiatives outlined herein, including receipt of cash dividends from ATOLL. If the Company is unable to generate sufficient revenues and cash flows to meet its costs of operations, it will be forced to raise additional capital in the form of debt or equity, which may or may not be available, the result of which would dilute the stockholders of the Company, and the Company could be forced to curtail or cease its business operations.

The Company’s auditors have included a going concern risk in their opinion.

The opinion of the Company’s auditors includes a going concern risk due to the Company being a development stage enterprise that has had nominal sales, has experienced losses from operations and has had negative cash flows from operating activities since inception through the twelve months ended December 31, 2007. Accordingly, in the opinion of the Company’s auditors, the foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s capitalization is limited and will require additional funds.

A limiting factor on the growth of the Company, including its ability to penetrate new markets, make acquisitions, attract new customers, and deliver products and services in the areas of nuclear facility construction and periodic replacement of equipment therein, remediation of nuclear and radioactive waste, wastewater treatment, and power quality, among others, is the limited capitalization of the Company compared to other companies in the industry. The Company believes that currently available capital resources will be sufficient to fund the Company for a short period of time, and the Company will require additional funding near-term and in the future to achieve all of its proposed objectives. Any delay in meeting the Company’s anticipated funding requirements will affect its ability to fully implement its business plan, and in the event the Company is unsuccessful in procuring the requisite additional equity or debt financing, the Company’s business, operating results and financial condition will be materially adversely affected.

A change in the current political landscape or general economic conditions in the Russian Federation could have a major impact on the future success of the Company.

The existing and future strategic and contractual relationships between the Company and governmental agencies in the Russian Federation are significantly dependent on the current political environment remaining status quo. Any change, elected or otherwise, in the political landscape in the Russian Federation could have a material adverse effect on the Company’s business, operating results and financial condition. In addition, the Company's business, earnings, asset values and prospects may be materially and adversely affected by developments with respect to inflation, interest rates, currency fluctuations, price and wage controls, exchange control regulations, taxation, expropriation, social instability, or other economic developments in or affecting the Russian Federation. The Company has no control over such conditions and developments, and can provide no assurance that such conditions and developments will not adversely affect the Company's future operations.

If the Company fails to establish and maintain key alliances with Russian government agencies responsible for the nuclear waste remediation and power quality industries, among others, or enter into strategic relationships or acquire companies which supply products and services to such agencies, the Company’s growth will be limited.

A key component of the Company’s business plan is (i) establishing and maintaining key alliances with Russian government agencies responsible for the construction and ongoing maintenance of the 31 nuclear reactors in the RF, waste remediation and power quality industries, (ii) entering into strategic relationships and acquiring companies, both Russian and foreign, which supply products and services to the Russian Federation government agencies responsible for the domestic and export nuclear markets, and (iii) identifying, developing and acquiring innovative, proprietary technologies which have environmental and economic applications for the Russian, European and Asian markets. The Company views each of the foregoing as critically important to its near, mid and long-term strategy, however there can be no assurance that the Company will achieve and maintain some, or all, of the foregoing. In the event the Company is unsuccessful, the Company’s overall business, financial condition and results of operations may be materially adversely affected.

The Company’s future revenues are difficult to predict given that its various business initiatives are at an early stage.

It is not feasible to predict with assurance the timing or the amount of revenues that the Company will receive from its various business initiatives. Any substantial delay in the introduction of products and services could result in significant delays in revenues and the need to raise additional capital through the issuance of additional equity or debt securities. In view of the emerging nature of certain of the technologies to be offered by the Company, there can be no assurance that the Company will capture market share and that revenues will be significant.

The Company will rely upon various third party manufacturers to produce most of its products and, accordingly, will be subject to risks inherent in outsourcing manufacturing.

Our future success will depend, in large part, on our manufacturers’ ability, including most importantly the Company’s we have invested in, or plan to invest in, our joint venture partners, to meet customers’ expectations with respect to volume, quality, consistency, and performance. Additionally, our manufacturing partners will be required to manufacture new and existing products with design improvements as developed by the Company or third party partners. Further, as we are, and will be, competing in a competitive marketplace comprised of numerous multi-billion dollar entities that manufacture products in-house, we will, from time to time, be subject to potential manufacturing delays and other matters outside of our direct control. Unless we acquire a manufacturing facility for each of our products, we will be reliant upon our manufacturing partners, each of which have other clients for which they manufacture products, to produce high quality products on what we anticipate will be a rapidly increasing production schedule.

The Company will need to sell additional securities to finance future growth, which will dilute our stockholders’ equity interests.

Our business strategy includes expansion through internal growth, acquiring complementary technologies and businesses, and the establishment of additional strategic alliances. To accomplish the foregoing, we will issue additional equity securities that will dilute our stockholders' stock ownership. We may also issue, as well as, assume debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company, all of which could negatively impact our results of operations.

There exists a risk of environmental liability and we presently lack environmental liability insurance.

The Company's radioactive contaminant technology is subject to numerous federal and local laws and regulations relating to the storage, handling, emission, transportation and discharge of such materials, and the use of specialized technical equipment in the processing of such materials. There is always the risk that such materials might be mishandled, or that there might be equipment or technology failures, which could result in significant claims for personal injury, property damage, and clean-up or remediation. Any such claims against the Company could have a material adverse effect on the Company. The Company does not presently carry any environmental liability insurance, and may be required to obtain such insurance in the future in amounts that are not presently predictable. There can be no assurance that such insurance will provide coverage against all claims, and claims may be made against the Company (even if covered by insurance policies) for amounts substantially in excess of applicable policy limits. Any such event could have a material adverse effect on the Company. We cannot provide any assurance that we will be able to afford a sufficient level of environmental liability insurance, if it were offered to us.

We may be subject to product liability claims relating to ATOLL in the future, and may not have sufficient product liability insurance to cover any claims, thereby potentially exposing us to substantial liabilities.

As a 50% owner of ATOLL, the Company could become subject to product liability claims from consumers of ATOLL products. The Company’s two executive officers who serve on the board of directors of ATOLL intend to have ATOLL maintain adequate product liability insurance, but product liability insurance alone may not be sufficient to cover any potential product liability claim. Failure to maintain sufficient insurance coverage could have a material adverse effect on ATOLL’s business, and consequently the Company’s business, prospects and results of operations if claims are made that exceed the coverage ATOLL has in place or obtains in the future.

Currency rate fluctuations may have an adverse effect on our business and results of operations.

We expect to derive most, if not all, of our revenues from operations outside of the U.S. As a result, the majority of our revenues will typically be denominated in non-U.S. currencies, and our operating results may be affected by changes in the relative values of the applicable non-U.S. currencies and the U.S. dollar. We are not utilizing hedging instruments, nor do we anticipate doing so in the future.

We are dependent on our key personnel and will have a need for additional personnel.

The Company’s future performance will be substantially dependent on the continued services and on the performance of our management. In particular, Peter Goerke, Executive Vice President and Secretary, J.P. Todd Sinclair, Chief Financial Officer, Dr. Valery Lebedev, Chief Scientific Officer, and Dr. Hans-Jürgen Engelmann, Director of Project and Sales Division, Shielding and Encapsulation EU. The Company’s performance also depends on our ability to attract, retain and motivate additional key employees. The loss of the services of Messrs. Goerke, Sinclair, Lebedev, or Engelmann, or any other key personnel could have a material adverse effect on our business, prospects, financial condition and results of operations. We do not currently carry key man insurance on any of the foregoing parties. We anticipate doing so in the future with respect to certain members of management.

The acquisition of 50% of ATOLL along with the various strategic partnerships and other business initiatives are anticipated to result in an increase in the demands on our management and our operating systems and internal controls.

Messrs. Goerke and Sinclair are members of the board of directors of ATOLL and spend a measurable amount of time on ATOLL matters. The Company’s anticipated future growth will likely strain existing management resources and operational, financial, human and management information systems and controls, which may not be adequate to support our operations and will require us to develop further financial and management controls, reporting systems and procedures. There can be no assurance that we will be able to develop such controls, systems or procedures effectively, or on a timely basis. Our failure to do so could have a material adverse effect on our business, operating results and financial condition.

We have issued stock options to all of our directors, officers, key employees and certain consultants, pursuant to our 2007 Stock Option and Incentive Plan, which will have a dilutive effect on our book value.

We have implemented our 2007 Stock Option and Incentive Plan to provide a mechanism for issuance of stock options and restricted stock to our officers, directors, key employees and consultants. As of December 31, 2007, we have issued and outstanding options to purchase 5,821,667 shares of common stock. Because stock options granted under the Plan will generally only be exercised when the exercise price for such option is below the then market value of our common stock, the exercise of stock options will cause dilution to the book value per share of our common stock. The grant of restricted stock awards will have a similar dilutive effect on our book value. The 2007 Stock Option and Incentive Plan must still be approved by a majority of the stockholders of the Company at the next annual stockholders meeting.

If we are unable to protect our proprietary information against unauthorized use by others, our competitive position could be harmed.

Our proprietary information is critically important to our competitive position and is a significant aspect of the products we provide. If we are unable to protect our proprietary information against unauthorized use by others, our competitive position could be harmed. We generally enter into confidentiality and non-compete agreements with our employees and consultants, and control access to, and distribution of, our documentation and other proprietary information. Despite these precautions, we cannot assure you that these strategies will be adequate to prevent misappropriation of our proprietary information. Therefore, we could be required to expend significant amounts to defend our rights to proprietary information in the future if a breach were to occur. No assurance can be given that we will have the financial ability to defend and/or protect our proprietary rights.

There is a limited market for the securities of the Company at this time.

Our common stock currently trades on the Pink Sheets and there is a limited market. In addition, our common stock is considered a "penny stock" which subjects our shares to rules affecting their ability to be sold.  Under the penny stock regulations, a broker-dealer selling penny stocks to anyone other than an established customer or “accredited investor" (generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to (i) deliver, prior to any transaction involving a penny stock, a disclosure schedule relating to the penny stock, (ii) to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities, (iii) send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Sarbanes-Oxley Act of 2002.

In future periods, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock. For the fiscal year ended December 31, 2007, we were not required to assess our system of internal controls. Pursuant to Section 404 of SOX, in the near future, smaller reporting companies, such as NNRF, Inc. will be required to furnish a report by management on our internal controls over financial reporting.  This report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.  This report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of these internal controls.  Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We cannot be certain that we will be able to complete our assessment, testing and any required remediation in a timely fashion.  During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective.  If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance.  We may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

We do not intend to pay dividends on our common stock in the foreseeable future.

Our current plan is to reinvest all future earnings, if applicable, for working capital, future acquisitions, marketing and capital expenditures. Therefore, stockholders in the Company should not expect to receive dividends on their shares of common stock.

The Company’s articles of incorporation, bylaws and state law contain provisions that preserve current management.

Provisions of state law, the Company’s articles of incorporation and bylaws may discourage, delay or prevent a change in the Company’s management team that stockholders may consider favorable. These provisions include: authorizing the issuance of “blank check” preferred stock without any need for action by stockholders; permitting stockholder action by written consent; and establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings. These provisions could allow the Company’s board of directors to affect the investor’s rights as a stockholder since the board of directors can make it more difficult for preferred stockholders, if applicable, or common stockholders to replace members of the board of directors. Because the board of directors is responsible for appointing the members of the management team, these provisions could in turn affect any attempt to replace the current or future management team.

Item 7. Financial Statements.

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
NNRF, Inc.

We have audited the accompanying consolidated balance sheets of NNRF, Inc. and subsidiaries (a development stage company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from August 25, 2005 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NNRF, Inc. and subsidiaries (a development stage company) as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended and for the period from August 25, 2005 (date of inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is a development stage enterprise that has had no sales from its planned operations, has experienced losses from operations and has had negative cash flows from operating activities since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
April 14, 2008

NNRF, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
		As Restated
ASSETS
Current Assets
Cash	$73,248	$130,249
Prepaid expenses and other current assets	276,059	6,249
Total Current Assets	349,307	136,498
Furniture and Equipment, net of accumulated depreciation of $4,015 and $3,415 at December 31, 2007 and 2006, respectively	6,329	9,442
Deferred loan costs, net of accumulated amortization of $66,579 at December 31, 2006	-	307,881
Equity method investment in ATOLL	10,352,228	1,206,030
Investments, at cost	525,655	-
Total Assets	$11,233,519	$1,659,851

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$136,413	$133,128
Management fee payable	230,816	271,625
Accrued interest	1,842	56,584
Shareholder advances	39,041	39,041
Total Current Liabilities	408,112	500,378

Long-Term Convertible Notes Payable, net of unamortized discount of $1,165,617 at December 31, 2006	-	783,883
Total Liabilities	408,112	1,284,261
Stockholders' Equity
Class A Preferred Stock - $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Class B Preferred Stock - $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 47,008,810 shares and 33,529,406, shares issued and outstanding, respectively	47,009	33,529
Additional paid-in capital	39,052,399	12,787,497
Deficit accumulated during the development stage	(28,587,870)	(12,442,268)
Accumulated other comprehensive loss	313,869	(3,168)
Total Stockholders' Equity	10,825,407	375,590
Total Liabilities and Stockholders' Equity	$11,233,519	$1,659,851

The accompanying notes are an integral part of these consolidated financial statements

NNRF, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS

			For the Period from
			August 25, 2005
	For the Year Ended		(Date of Inception)
	December 31,		through
	2007	2006	December 31, 2007
		As Restated
Sales	$-	$5,343	$5,343
Cost of Sales	-	1,615	1,615
Gross Profit	-	3,728	3,728
Operating Expenses
General and administrative expenses	7,101,548	7,153,429	14,508,995
Foreign currency exchange loss	-	5,558	5,845
Total Operating Expenses	7,101,548	7,158,987	14,514,840
Operating Loss	(7,101,548)	(7,155,259)	(14,511,112)
Interest expense	(14,706,771)	(5,072,484)	(19,779,255)
Equity in income from ATOLL	5,662,717	39,780	5,702,497
Net Loss	$(16,145,602)	$(12,187,963)	$(28,587,870)
Basic and Diluted Loss per Share	$(0.39)	$(0.44)
Basic and Diluted Weighted-Average Common Shares Outstanding	40,954,215	27,693,415

The accompanying notes are an integral part of these consolidated financial statements

NNRF, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from April 25, 2005 (Date of Inception) through December 31, 2005 and for the Years ended December 31, 2006 and 2007

				Deficit
			Additional	Accumulated	Accumulated	Total
			Paid-in	During the	Other	Stockholders'
	Common Stock		Capital	Development	Comprehensive	Equity
	Shares	Amount	(Deficit)	Stage	Loss	(Deficit)
August 25, 2005 (Date of Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash:
August 2005 - $0.0002 per share	22,500,000	22,500	(17,500)	-	-	5,000
Net loss	-	-	-	(254,305)	-	(254,305)
Balance - December 31, 2005	22,500,000	22,500	(17,500)	(254,305)	-	(249,305)
Net loss (Restated)	-	-	-	(12,187,963)	-	(12,187,963)
Foreign currency translation adjustment	-	-	-	-	(3,168)	(3,168)
Comprehensive Loss						(12,191,131)
Acquisition of Stafford - May 2006	359,500	359	(136,542)	-	-	(136,183)
Issuance of common stock for cash:
July 2006 - $0.75 per share	185,000	185	138,565	-	-	138,750
October 2006 - $0.75 per share	128,500	129	95,996	-	-	96,125
December 2006 - $0.75 per share	101,333	101	75,899	-	-	76,000
Issuance of commons stock for conversion of liabilities:
May 2006 - $1.05 per share	2,857	3	2,997	-	-	3,000
July 2006 - $1.10 per share	311,025	311	341,817	-	-	342,128
December 2006 - $0.75 per share	432,000	432	323,568	-	-	324,000

Issuance of common stock for payment of interest:
July 2006 - $1.10 per share	4,282,048	4,282	4,705,970	-	-	4,710,252
Issuance of common stock for services:
May 2006 - $1.05 per share	2,997,143	2,997	3,144,003	-	-	3,147,000
July 2006 - $1.40 per share	1,080,000	1,080	1,510,920	-	-	1,512,000
September 2006 - $1.39 per share	400,000	400	555,600	-	-	556,000
December 2006 - $0.75 per share	750,000	750	561,750	-	-	562,500
Value of warrants issued to placement agent	-	-	240,810	-	-	240,810
Beneficial conversion feature and allocated value of warrants related to convertible debt, net $161,220 in allocated offering costs	-	-	1,243,644	-	-	1,243,644
Balance - December 31, 2006 (Restated)	33,529,406	33,529	12,787,497	(12,442,268)	(3,168)	375,590
Net loss	-	-	-	(16,145,602)	-	(16,145,602)
Foreign currency translation adjustment	-	-	-	-	317,037	317,037
Comprehensive Loss						(15,828,565)
Issuance of common stock for cash:
January 2007 - $0.75 per share	44,334	44	33,206	-	-	33,250
Issuance of common stock for investment in ATOLL:
March 2007 - $0.60 per share	4,000,000	4,000	2,396,000	-	-	2,400,000
Issuance of common stock for services:
February 2007 - $0.79 per share	50,000	50	39,450	-	-	39,500
March 2007 - $0.87 per share	2,500	3	3,422	-	-	3,425
March 2007 - $1.79 per share	20,000	20	35,780	-	-	35,800
May 2007 - $5.45 per share	250,000	250	1,362,250	-	-	1,362,500
June 2007 - $5.15 per share	50,000	50	257,450	-	-	257,500
August 2007 - $2.95 per share	84,746	85	249,915	-	-	250,000
September 2007 - $2.31 per share	150,000	150	346,350	-	-	346,500
November 2007 - $1.87 per share	500,000	500	934,500	-	-	935,000
Issuance of common stock for conversion of convertible debt and accrued interest	6,528,719	6,529	6,095,450	-	-	6,101,979
Issuance of common stock in satisfaction of credit facility:
September 2007 - $3.22 per share	571,989	572	1,841,233	-	-	1,841,805
November 2007 - $2.71 per share	688,664	689	1,865,590	-	-	1,866,279
December 2007 - $1.67 per share	538,452	538	898,677	-	-	899,215
Warrants issued to placement agent	-	-	824,394	-	-	824,394
Beneficial conversion feature and allocated value of warrants related to convertible debt, net $278,904 in allocated offering costs	-	-	741,187	-	-	741,187
Fair value of warrants issued to pledgors of credit facility	-	-	4,847,482	-	-	4,847,482
Stock-based compensation	-	-	3,492,566	-	-	3,492,566

Balance - December 31, 2007	47,008,810	$47,009	$39,052,399	$(28,587,870)	$313,869	$10,825,407

The accompanying notes are an integral part of these consolidated financial statements

NNRF, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
			August 25, 2005
			(Date of Inception)
	December 31,		through
	2007	2006	December 31, 2007
		As Restated
Cash Flows from Operating Activities:
Net loss	$(16,145,602)	$(12,187,963)	$(28,587,870)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	600	2,143	4,015
Amortization of loan costs and debt discount	3,671,644	305,833	3,977,477
Common stock issued for interest and services	7,510,964	10,508,752	18,019,716
Fair value of warrants issued to pledgors	4,847,482	-	4,847,482
Stock-based compensation	3,492,566	-	3,492,566
Equity in income of ATOLL	(3,421,592)	(39,780)	(5,461,372)
Changes in assets and liabilities, net of effects from acquisition of Stafford Energy:
Inventories	-	3,559	3,559
Accounts receivable	-	33,035	33,035
Prepaid expenses and other current assets	(252,774)	5,112	(259,023)
Accounts payable and accrued liabilities	80,766	475,446	706,711
Net Cash Used in Operating Activities	(2,215,946)	(893,863)	(3,223,704)
Cash Flows from Investing Activities:
Purchase of property and equipment	2,513	(1,044)	(10,344)
Purchase of investment in ATOLL and Velcont	(1,525,655)	(1,166,250)	(2,691,905)
Cash acquired in acquisition of Stafford Energy	-	5,703	5,703
Net Cash Used in Investing Activities	(1,523,142)	(1,161,591)	(2,696,546)
Cash Flows from Financing Activities:
Proceeds from shareholder advances	-	196,562	344,163
Proceeds from issuance of convertible notes payable	2,366,866	1,654,630	4,021,496
Proceeds from issuance of common shares	33,250	310,868	349,118
Proceeds from credit facility	1,282,000	-	1,282,000
Net proceeds from line of credit	-	-	-
Cash Flows Provided by Financing Activities:	3,682,116	2,162,060	5,996,777
Effect on Exchange Rate Changes on Cash	(29)	(3,250)	(3,279)
Net Change in Cash	(57,001)	103,356	73,248
Cash at Beginning of Period	130,249	26,893	-
Cash at End of Period	$73,248	$130,249	$73,248

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-

Noncash Investing and Financing Activities:
Stock issued for additional investment	$2,400,000	$-
Conversion of liabilities to equity	$6,178,539	$648,128
Purchase of Stafford Energy, net of cash acquired	$-	$141,866

The accompanying notes are an integral part of these consolidated financial statements

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Nucon, Inc. (“Nucon”) was organized on August 25, 2005, under the laws of the State of Nevada. On May 23, 2006, Stafford Energy, Inc. a Nevada corporation, (“Stafford”), acquired 100% of the issued and outstanding common stock of Nucon from the Nucon shareholders in exchange for the issuance of 22,500,000 shares of common stock. The Nucon shareholders received a majority of the common stock of Stafford; accordingly, the reorganization of Nucon into Stafford was accounted for as the recapitalization of Nucon at historical cost. The accompanying consolidated financial statements include the historical operations of Nucon and have been restated on a retroactive basis to reflect the 22,500,000 shares of Stafford’s common stock issued to the Nucon shareholders for all periods presented. In connection with the recapitalization of Nucon, Stafford changed its name to Nucon-RF, Inc. On July 19, 2007, Nucon-RF, Inc. changed its name to NNRF, Inc. (“NNRF”). All references herein to NNRF or the Company refer to Nucon, Inc. prior to May 23, 2006 and to NNRF, Inc. and subsidiaries thereafter.

In 2007, the Company formed OOO Nucon-RUS (“Nucon-RUS”), a limited liability company under the laws of the Russian Federation. Nucon-RUS is a wholly owned subsidiary of NNRF. In January 2007, Nucon-RUS became fully accredited to do business in the Russian Federation by the Russian Ministry of Justice.

Basis of Presentation and Consolidation – The accompanying consolidated financial statements include the accounts of NNRF, Inc. and the following wholly owned subsidiaries after May 23, 2006: Nucon, Inc., Abucco Technologies Inc. (Abucco), Stafford Energy Canada Inc. (“Stafford Canada”) and OOO Nucon-RUS from the dates of their acquisition or formation. Intercompany accounts and transactions have been eliminated in consolidation.

Investments are accounted for by the equity method if the Company has the ability to exercise significant influence over their operating and financial policies. Consolidated net loss includes the Company’s proportionate share of the net income or net loss from these investments.

The Company uses the cost method to account for investments that the Company does not control or have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at the lower of cost or fair value.

Nature of Operations – NNRF is a development stage company whose planned principal operations have not commenced. NNRF plans to market products, technologies, technical and engineering services to government and private sector clients in the Russian Federation, European and Asian markets to enable the clients to manage high-end environmental impacts. NNRF intends to acquire manufacturing facilities, technical support companies and proprietary technologies to enable it to manufacture its planned products and to provide its planned technical and engineering services. To date, NNRF has had no sales or revenue from its planned environmental impact services business.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. These same estimates may affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts and results could differ from those estimates.

Functional Currency – The United States dollar is the functional currency for the Company’s operations. The Company has significant agreements denominated in United States dollars, which comprise a majority of the Company’s obligations and expenses.

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Canadian dollar is the functional currency for the operations of Abucco. These assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date. Related revenues, expenses, gains and losses are translated at the average exchange rates during the period. Foreign currency translation adjustments from translating the financial statements of Abucco are included as a component of accumulated other comprehensive loss.

Transaction gains and losses for the Company’s investment in ATOLL, which is accounted for by the equity method in the consolidated financial statements, will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. The functional currency of ATOLL is the Russian Ruble.

Fair Value of Financial Instruments – At December 31, 2007, the carrying amount of the accounts payable, management fee payable and the shareholder advances payable approximate their estimated fair values because of the immediate or short-term maturity of these financial instruments.

Furniture and Equipment – Furniture and Equipment is carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related equipment. Estimated useful lives range from 3 to 5 years. Depreciation expense was $600 and $1,272 for the years ended December 31, 2007 and 2006, respectively.

Investments in Other Entities - Investments in corporate entities with less than a 20% voting interest are generally accounted for under the cost method. The Company uses the equity method to account for investments in common stock or in-substance common stock of corporate entities, in which it has a voting interest of 20% to 50% or in which it otherwise has the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize any distributions and the Company’s share of net earnings or losses of the investee, limited to the extent of the Company’s investment in and advances to the investee.

The Company regularly monitors and evaluates the realizable value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, among other things, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, as well as liquidity and cash position, including its cash burn rate. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a charge to investment income.

Long-Lived Assets – The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value. The Company has evaluated its investment in ATOLL and concluded that the investment was not impaired at December 31, 2007. Management believes there is no impairment of any other long-lived assets as of December 31, 2007.

Revenue Recognition – Revenues are recognized when shipment of the product has occurred, no significant Company obligation exists, the fee is fixed or determinable, and collectibility is probable. To date the Company has generated no revenues from its intended operations.

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes – The Company recognizes an asset or liability for the tax benefit from operating loss carryforwards and for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Temporary differences will result in taxable or deductible amounts in future years when the amounts reported in the financial statements are recovered or settled. Deferred tax assets or liabilities are measured using enacted tax rates that are anticipated to be in effect when operating losses are expected to be realized and the temporary differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 ("FIN 48")”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The adoption of FIN 48 did not have a material impact to the Company’s consolidated financial statements.

Basic and Diluted Loss Per Common Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares that were outstanding during the period. The following potential common shares were not included in the calculation of diluted loss per share as there effects would be anti-dilutive:

	For the Year Ended
	December 31,	December 31,
	2007	2006
Convertible notes payable	-	2,674,779
Warrants	5,554,526	1,234,685
Options	5,821,667	-
	11,376,193	3,909,464

Comprehensive Loss – Comprehensive loss includes the net loss for the period and the foreign currency translation adjustment.

Stock Based Compensation – The Company recognizes stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) generally requires share-based payments to employees, including grants of employee stock options and other equity awards, to be recognized in the statement of operations based on their fair values. Thus, the Company records compensation expense for all share-based awards granted, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective method, which requires that compensation expense for the portion of awards for which the requisite service has not yet been rendered and that are outstanding as of the adoption date be recorded over the remaining service period. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company had no share-based compensation arrangements and no share-based compensation was awarded during the year ended December 31, 2006. Accordingly, there was no impact from adoption of SFAS 123(R) on net loss for the year ended December 31, 2006, and no pro forma amounts are presented for 2006 had the Company recognized stock-based compensation in accordance with SFAS No. 123(R).

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense recognized during the period is based on the value of the stock-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

New Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for the Company as of January 1, 2008.  In February 2008, the FASB issued FASB Staff Position No. 157-2 which extended the effective date to fiscal years beginning after November 15, 2008. The Company is currently assessing the potential effect, if any, of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 ("SFAS 159")”. SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. (“SFAS 160”) establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of SFAS 160 on its consolidated financial statements.

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BUSINESS CONDITION

The Company is in the development stage as of December 31, 2007 and 2006. The Company had generated revenue of zero and $5,343, respectively from sales of Abucco’s wireless technology products for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006 the Company has generated no revenue from its planned environmental-impact products and services. During the fiscal year ended December 31, 2007 and 2006, the Company incurred losses of $16,145,602 and $12,187,963, respectively. Since inception, the Company has an accumulated deficit of $28,587,870. In addition, the Company used cash in operating activities of $2,215,946 and $893,863, during the fiscal years ended, December 31, 2007 and 2006, respectively. Since inception, the Company has used $3,223,704 in operating activities. At December 31, 2007, the Company had a working capital deficiency of $58,805. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 – ACQUISITION OF STAFFORD ENERGY, INC.

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

NOTE 4 – INVESTMENTS

Zao Electro Machinery Building Plant Atoll
On September 30, 2006, the Company acquired 13.25% of the equity interests of Zao Electro Machinery Building Plant Atoll (“ATOLL”), a Russian company, for $1,166,250. In March 2007, the Company acquired an additional 36.75% interest for $1,000,000 in cash payments and the issuance of 4,000,000 shares of the Company’s common stock valued at $2,400,000 or $0.60 per share, which was equal to the closing price of the common stock on the date of the transaction. The remaining 50% ownership of ATOLL is concentrated among a very small group of shareholders. Due to this concentration and the nature of the industry that ATOLL operates in, the Company initially was unable to influence significant control over the entity at the time of investment. Accordingly, the investment in ATOLL was recognized at the lower of cost or fair value in accordance with FASB Interpretation 35 “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock.” The 50% ownership of ATOLL was recorded at cost of $4,566,250.

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the Company determined that it had obtained significant influence of ATOLL and thus needed to record the investment under the equity method. The Company evaluated the change from cost to the equity method under APB No. 18 “The Equity Method of Accounting for Investments in Common Stock,” and determined that the adjustment should be retroactively restated. Thus, the financial statements as of and for the year ended December 31, 2006, have been retroactively restated to reflect the investment as an equity method investment. The impact on the 2006 financial statements was to increase the investment in ATOLL and record equity in income of ATOLL of $39,780.

ATOLL is a manufacturing and research facility established to develop, manufacture and sell products designated for nuclear facilities such as nuclear power plants. The carrying amount of this investment was approximately $2.7 million more than the underlying equity in net assets due to acquired goodwill, which is not subject to amortization but is evaluated for impairment annually. No impairment was recorded during the years ended December 31, 2007 and 2006.

The condensed summarized balance sheet information of ATOLL as of December 31, 2007, is as follows:

Current Assets	$23,420,760
Property and Equipment (net)	498,416
Other Assets	1,243,113
Total Assets	$25,162,289

Current Liabilities	$9,408,152
Non-current Liabilities	886,266
Members' Equity	14,867,871
Total Liabilities and Members' Equity	$25,162,289
Company Equity Investment	$10,352,228

The condensed summarized income statement information for ATOLL for the year ended December 31, 2007, is as follows:

Net Revenues	$43,123,001
Gross Profit	$17,908,447
Net Income	$14,288,205

For the years ended December 31, 2007 and 2006, the Company recorded equity in its share of ATOLL’s net income of $5,662,717 and $39,780, respectively. During the year ended December 31, 2007, the Company received dividends of $241,125 from ATOLL. ATOLL had one customer in which accounted for approximately 50% of total revenues for the year ended December 31, 2007.

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Electro Machinery Building Plant Velcont
The Company has commenced the acquisition of a 10% interest in Electro Machinery Building Plant Velcont (“VELCONT”), a Russian company, at a purchase price of $1.6 million. As of December 31, 2007, the Company had acquired a 3.3% interest in VELCONT for $525,000. In addition, the agreement gives the Company the option to purchase an additional 15% interest in VELCONT at the same rate per interest as the initial investment.

VELCONT is a manufacturer operating in the automotive, aviation and nuclear industries. The Company has recorded its investment in VELCONT at cost. The Company has evaluated its investment in VELCONT and concluded that due to the close proximity of the investment, at December 31, 2007, the investment was not impaired. The Company intends to periodically review the carrying value of the investment. In the case of an other-than-temporary decline in the value of the investment, the Company will decrease the investment.

NOTE 5 – SHAREHOLDER ADVANCES

Various current shareholders loaned the Company $147,601 from August 25, 2005 through December 31, 2005 and loaned the Company an additional $194,527 through June 2006. In July 2006, the Company issued 4,593,073 shares of common stock at $0.07 per share upon conversion of the $342,128 of loans payable to the shareholders. Of this amount, $20,000 was loaned to the Company by a member of management. The fair value per share of the common stock on July 1, 2006 was $1.10 based upon the trading price of the common stock and the price the Company had issued common stock for cash about the same time, and resulted in the shareholders receiving a beneficial conversion option of $1.03 per share, or $4,710,252, which was charged to interest expense on the date of issuance.

The remaining $39,041 payable to the shareholders is from prior loans from Stafford shareholders and is due on demand and does not have a stated interest rate.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

$1,949,500 Convertible Notes
From July through December 2006, the Company issued $1,949,500 of 8% convertible notes payable and 974,750 warrants in a private placement offering for $1,654,630, net of a 13% cash commission paid to the placement agent of $294,870. The placement agent was also issued 259,935 warrants. The warrants issued to the note holders are exercisable for two years from the date issued at $1.50 per share; the warrants issued to the placement agent are exercisable through June 30, 2011 at $0.75 per share. The notes were due two years from the date of issuance and were convertible into common stock at $0.75 per share.

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

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net proceeds were allocated between the convertible notes payable and the warrants issued to the note holders based on their relative fair values and resulted in $544,629 being allocated to the convertible notes payable (before $374,460 of capitalized deferred loan costs), $413,992 allocated to the warrants issued to the note holders, $240,810 allocated to the warrants issued to the placement agent and $829,660 allocated to the beneficial conversion option. The resulting discount to the convertible notes payable of $1,404,871 and the deferred loan costs were amortized over the term of the convertible notes.

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

The notes are due two years from the date of issuance and were convertible into common stock at $0.75 per share

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

Conversion of Convertible Notes
In total, the Company issued $4,700,000 of 8% convertible notes, 2,350,000 subscriber warrants, and 1,361,667 placement agent warrants. On June 18, 2007, the convertible notes of $4,700,000 and accrued interest of $196,539 were converted into 6,528,719 shares of common stock, a conversion rate of $0.75 per share. On the date of conversion, the closing market price of the Company’s common stock was $5.35. Since the accrued interest was converted at a rate lower than the fair value, the Company recorded the per share difference of $4.60 (totaling $1,205,440) as additional interest expense. In addition, at the time of conversion, the Company amortized the remaining discounts on the convertible notes of $1,960,634 and the remaining deferred loan costs of $1,158,442 to interest expense.

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

The material terms of the Credit Facility are as follows: (i) the Company has arranged for restricted shares of common stock, held by third parties, to be pledged as collateral for the loans pursuant to a Pledge Agreement between Lender and such third parties; (ii) Lender may reduce the amount of the outstanding loans by retaining for its own account pledged stock, subject to the volume restrictions of Rule 144 (no more than 1% of the outstanding shares for a 90 day period.); (iii) the loans bear interest at the rate of 8% per annum; (iv) on each advance, the Company must repay any accrued but unpaid interest and Lender may withhold two months interest from any advance as prepaid interest; (v) the Company may prepay the principal and interest on the loan without penalty; (vi) Lender may withhold from any advance a retention fee equal to 5% of the amount loaned; (vi) in connection with the issuance of the loan, the Company provided Lender a commitment fee of $50,000 and common stock equal to $250,000 (the shares were valued at the closing price on September 6, 2007, or $2.97 per share, the date on which the first funding in the amount of $500,000 occurred under the Credit Facility. The foregoing equates to 84,175 shares of common stock. The shares of common stock include piggyback registration rights. In November 2007, the Company issued the lender an additional 500,000 shares of common stock pursuant to the terms of the Credit Facility. The Company valued the shares of common stock at $935,000 based on the current fair value of the Company’s common stock on the date of issuance. The Company expensed the value of the common stock upon issuance.

In consideration for the pledge of a total of 1,842,859 restricted shares of common stock (“Pledged Shares”), held by third parties, as collateral against the Credit Facility, the Company entered into a Common Stock Agreement with each of such third parties providing the following consideration: restricted shares of common stock in the amount of 2,763,489 shares (“Pledge Share Consideration”), or 150% of the amount of shares of common stock pledged. The Common Stock Agreement provides that the third party must return any common shares to the Company to the extent the Lender does not retain the Pledged Shares pledged by the third party. In addition, the Company has filed with the transfer agent a Stop Transfer Resolution, whereby, the Company must authorize in writing to the transfer agent whether the Pledge Share Consideration can be sold and or transferred by the third parties. Therefore, treating the Pledge Share Consideration as being held in escrow. During the year ended December 31, 2007, the Company issued the 2,763,489 Pledge Share Consideration to the third parties. The shares will not be reflected as outstanding and accounted for until the contingent event has been triggered. Upon triggering, conversion of amounts due to the Lender satisfied with Pledged Shares, the Company will value the vested portion of the Pledge Share Consideration and expense the excess value of the shares over the liability satisfied.

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also, in connection with Credit Facility the Company issued warrants to purchase 1,842,859 shares of common stock, vesting immediately and exercisable for a period of two years at $2.95 per share to one of the third parties pledging the shares above. In connection with this issuance, the Company valued the warrants at $4,847,482 and immediately expensed the amount to interest expense. The fair value of the warrants was determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 224%, risk-free interest rate of 4.28%, dividend yield of 0% and a term of two years.

The Company paid the placement agent $100,000 and issued 150,000 shares of restricted common stock in consideration for placing the Credit Facility. The consideration paid to the placement agent was expensed to interest expense upon issuance. The shares were valued at $2.31 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $346,500 of compensation for services during the year ended December 31, 2007. The 150,000 shares of common stock were issued for consulting services. The 150,000 shares of common stock vested fully upon grant and there were no future performance requirements.

During the year ended December 31, 2007, the Company requested advances totaling $1,282,000 under the Credit Facility. Net proceeds received from these advances were $1,071,750. These costs related to prepaid interest and funding fees withheld by the Lender. The Company expensed these costs immediately to interest expense. Subsequent to funding of the $1,282,000, the Lender elected to reduce the amounts due to them by 1,199,403 Pledged Shares. In connection with this conversion, the Company released the Pledge Share Consideration of 1,799,105 shares on the date of the election. The Company valued the shares at $4,607,299 using the closing market price of the Company’s common stock on the date of the election of $2.56. The Company accounted for the excess of the fair value of the common stock over the $1,282,000 satisfied of $3,325,299 as additional interest expense during the year ended December 31, 2007.

As of December 31, 2007, the total number of shares available under the Pledged Shares and Pledge Share Consideration agreements was 643,456 and 964,384, respectively. As of December 31, 2007, proceeds available under the Credit Facility are $1,218,000.

NOTE 7 – INCOME TAXES

The components of the net deferred tax asset and liability at December 31, 2007 and 2006 were as follows:

	2007	2006
Operating loss carry forwards	$11,647,811	$4,239,783
Equity in undistributed earnings of ATOLL	(1,925,324)	-
Less: Valuation allowance	(9,722,487)	(4,239,783)
Net Deferred Tax Asset	$-	$-

The Company had tax operating loss carry forwards totaling approximately $34,258,268 at December 31, 2007, that will expire if unused in 2026.

There was no provision for, or benefit from, income taxes since inception. The following is a reconciliation of the amount of tax benefit that would result from applying the federal and European statutory rate to net loss with the provision for income taxes for the years ended December 31, 2007 and 2006:

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007	2006
Tax benefit at blended rate	$(5,399,151)	$(4,239,783)
Permanent difference	20,000	12,099
Change in deferred tax asset valuation allowance	5,482,704	4,153,319
Effect of difference in statutory tax rates	(103,553)	74,365
Net Income Tax Expense	$-	$-

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. The Company is authorized to issue 5,000,000 shares of Class A preferred stock and 5,000,000 shares of Class B preferred stock. Each share of Class A preferred stock, if issued, can be convertible into ten shares of common stock and each share of Class B preferred stock can be convertible into 12 shares of common stock. The preferred stock is non-voting and may have such rights, preferences and other limitations as determined by the Board of Directors.

Issuance of Common Stock for Cash - In July 2006, the Company issued 185,000 common shares for $138,750 at $0.75 per share. During October through December, 2006, the Company issued 229,833 common shares for $172,125 of cash at $0.75 per share. During January through March 31, 2007, the Company issued 44,334 common shares for $33,250 of cash at $0.75. These issuances for cash were to unrelated individuals and entities.

Issuance of Common Stock for Settlement of Payables and Services - In May 2006, the Company issued 3,000,000 common shares to two individuals for the settlement of $3,000 owed to the individuals and for investor relation services rendered to the Company. The shares were valued at $1.05 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $3,147,000 of compensation for services. The 3,000,000 shares of common stock were issued in consideration for the outstanding debt as well as for investor relations services. The 3,000,000 shares of common stock vested fully upon grant and there were no future performance requirements.

In June 2006, the Company issued 1,080,000 common shares to five individuals for services rendered to the Company. The shares were valued at $1.40 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $1,512,000 of compensation for services. Of the total shares issued, 250,000 shares of common stock were issued for investor relations services and 830,000 shares of common stock were issued for consulting services. The 1,080,000 shares of common stock vested fully upon grant and there were no future performance requirements.

In September 2006, the Company issued 400,000 common shares to a consultant for services rendered to the Company. The shares were valued at $1.39 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $556,000 of compensation for services. The 400,000 shares of common stock were issued for public relations services. The 400,000 shares of common stock vested fully upon grant and there were no future performance requirements.

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2006, the Company issued 750,000 common shares to a consultant for services rendered to the Company. The shares were valued at $0.75 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $562,500 of compensation for services. The 750,000 shares of common stock were issued for merger and acquisition and strategic advisory services rendered. The 750,000 shares of common stock vested fully upon grant and there were no future performance requirements.

In December 2006, the Company issued 432,000 common shares to several members of management in satisfaction of a monthly share commitment. The shares were valued at $0.75 per share, which was the fair value of the shares on the date of issuance and resulted in the satisfaction of $324,000 of management fees payable. The 432,000 shares of common stock accrued monthly until December 31, 2006 and the related liability was revalued on a monthly basis. The 432,000 shares of common stock vested fully upon grant on December 31, 2006 and there were no future performance requirements.

In February 2007, the Company issued 50,000 common shares to one individual for services rendered to the Company. The shares were valued at $0.79 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $39,500 of compensation for services. The 50,000 shares of common stock were issued for investor relations services. The 50,000 shares of common stock vested fully upon grant and there were no future performance requirements.

In March 2007, the Company issued 2,500 common shares to a consultant for services rendered to the Company. The shares were valued at $1.37 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $3,425 of compensation for services. The 2,500 shares of common stock were issued for consulting services. The 2,500 shares of common stock vested fully upon grant and there were no future performance requirements.

In March 2007, the Company issued 20,000 common shares to a consultant for services rendered to the Company. The shares were valued at $1.79 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $35,800 of compensation for services. The 20,000 shares of common stock were issued for consulting services. The 20,000 shares of common stock vested fully upon grant and there were no future performance requirements.

In May 2007, the Company issued 250,000 common shares to a consultant for services rendered to the Company. The shares were valued at $5.45 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $1,362,500 of compensation for services. The 250,000 shares of common stock were issued for consulting services. The 250,000 shares of common stock vested fully upon grant and there were no future performance requirements.

In June 2007, the Company issued 50,000 common shares to a consultant for services rendered to the Company. The shares were valued at $5.15 per share, which was the fair value of the shares on the date of issuance and resulted in the recognition of $257,500 of compensation for services. The 50,000 shares of common stock were issued for consulting services. The 50,000 shares of common stock vested fully upon grant and there were no future performance requirements.

NNRF, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGIENCIES

The Company had management agreements to pay monthly management fees totaling $55,500. During the year ended December 31, 2006, the Company had a commitment to issue 24,000 common shares per month to several members of management. On December 29, 2006, the Company issued 432,000 shares to these individuals with a value of $0.75 per share which was the fair value of the Company’s stock on the date of issuance. On December 31, 2006, the Company had management fees payable of $271,625. Management fees paid during the year ended December 31, 2007 were $271,000, and $167,000 were payable at December 31, 2007.

NOTE 10– STOCK OPTIONS AND WARRANTS

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

On March 1, 2007, the Company issued non-qualified options to purchase 5,821,667 shares of common stock, exercisable at $0.75 per share to officers, directors and consultants. These options vested upon issuance and expire in ten years. The options were valued at $3,492,566 as determined by using the Black-Scholes option pricing model with the following assumptions: volatility of 240%, risk-free interest rate of 4.56%, dividend yield of 0% and a term of 10.0 years. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options. The value was expensed during the year ended December 31, 2007 and included in general and administrative expenses.

As of December 31, 2007, 5,821,667 options were vested and outstanding, with a weighted average exercise price of $0.75, and a weighted average remaining life of 9.17 years. The aggregate intrinsic value of options exercisable at December 31, 2007 was $2,154,017.

Warrants

During the years ended December 31, 2007 and 2006, the Company issued warrants to purchase 4,319,841 and 1,234,685 shares of common stock at weighted average exercise prices of $1.85 and $1.34, respectively. As of December 31, 2007, there were 5,554,526 warrants outstanding which had a weighted average contractual life was 1.97 years and a weighted average exercise price of $1.74. See Note 6 for additional information regarding the issuances.

NOTE 11 – SUBSEQUENT EVENT

In January and March 2008, the Company requested draws aggregating $450,000 under the Credit Facility discussed in Note 6 above of which $416,991 in net proceeds was received. Upon funding of the $450,000 the Lender elected to reduce the amounts due to them by 446,096 Pledged Shares. In connection with this conversion, the Company valued the Pledge Share Consideration of 669,144 shares on the date of the election. The Company valued the shares at $516,824 using the closing market price of the Company’s common stock on the date of the elections of $0.77. The Company accounted for the excess of the fair value of the common stock over the $450,000 satisfied of $66,824 as additional interest expense. Subsequent to this draw, the Credit Facility was cancelled.

NOTE 12 – SEGMENTS

The Company has facilities in the North America and Europe. The following are the disclosures related to the facilities and operations in those demographics.

	Year Ended December 31,
Net Loss	2007	2006
North America	$(20,904,784)	$(11,717,396)
Europe	4,759,182	(470,567)
Total Consolidated	$(16,145,602)	$(12,187,963)

	December 31,	December 31,
Assets	2007	2006
North America	$330,307	$451,691
Europe	10,903,212	1,208,160
Total Consolidated	$11,233,519	$1,659,851

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended December 31, 2007, or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any interim period.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls.

As of the end of the reporting period, December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's President and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the President and the Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level based upon their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Controls.

During the fiscal quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following information is furnished with respect to our directors and executive officers. There are no family relationships between or among any of our directors or executive officers. Our executive officers serve at the discretion of our board of directors

Name	Age	Title

Lawrence C. McQuade	80	Chairman of the Board

J. Holt Smith, Esq.	66	President and Director

J.P. Todd Sinclair	58	Chief Financial Officer

Peter Goerke	48	Executive Vice President and Secretary

Prof. Valery A. Lebedev, Ph.D.	66	Chief Scientific Officer

Lawrence C. McQuade serves as the Chairman of the Board of NNRF. Mr. McQuade is a founder and partner of River Capital International, a financial services company which focuses on Russia and Eastern Europe, and manages the Volga Fund - an open ended limited partnership investing in Russian securities. Mr. McQuade also serves as the Chairman of Qualitas International and worked with Price Waterhouse as co-advisor to the Russian Federal Securities Commission in establishing the Russian mutual fund industry. Mr. McQuade was previously the Vice Chairman of Prudential-Bache Mutual Fund Management, the Executive Vice President and Director of W.R. Grace & Co and the President and CEO of Procon Incorporated. Mr. McQuade has held many public positions in the U.S. government including Assistant Secretary of the U.S. Department of Commerce and Assistant Secretary of the U.S. Department of Defense. Lastly, Mr. McQuade has also served as director, chairman or trustee on over 20 prestigious councils and commissions throughout his career, including the U.S. Council on Foreign Relations, the President’s Commission on White House Fellows and the Foreign Policy Institute. Mr. McQuade graduated from Yale with a B.A. in Economics, Oxford with a B.A. in Jurisprudence (Rhodes Scholar) and Harvard Law School with a LLB.

J. Holt Smith serves as President and a Director of NNRF. Mr. Smith commenced his career in 1967 when he joined the Fort Worth, Texas law firm of McDonald, Sanders, Ginsburg, Phillips, Maddox and Newkirk, becoming a partner in 4 years. In 1979, he joined The United States Trust Company of New York opening their Beverly Hills, California office. In 1980, he became a member of the Los Angeles law firm of Bushkin, Gaims, Gaines and Jonas serving as head of the Securities Department. From 1988 to present he practiced law with his own firm, Smith & Associates during which time he also joined the politically active firm of Kelley, Lytton & Vann in Los Angeles. Mr. Smith brings a wealth of experience in business and securities law that will be instrumental in guiding NNRF through its stages of growth. Mr. Smith is a graduate of Vanderbilt University with a Bachelor of Arts degree in English and Philosophy and a Juris Doctorate degree in Law in 1966.

J.P. Todd Sinclair serves as Chief Financial Officer of NNRF. Mr. Sinclair commenced his career as an auditor with Price Waterhouse and served in various capacities for a period of eight years. From 1985 to 1992, Mr. Sinclair served as Chief Financial Officer and Secretary of XCAN Grain Ltd., at that time Canada’s largest privately owned grain exporter with annual sales and shipment of grains in excess of $500 million dollars. Mr. Sinclair oversaw all foreign exchange activities, documentary negotiations and trade finance (over $100 million dollars of lines of credit). From 1992 to 1994, Mr. Sinclair has served as Controller/Chief Financial Officer of BSE Limited, Canada’s largest golf course contractor/builder. From 1994 to 1996, Mr. Sinclair served as Vice President Finance and Corporate Secretary of AVCAN Limited, a publicly traded company involved in early stage GPS technology. Since 1997, Mr. Sinclair served as a consultant to several public and private operating companies. Mr. Sinclair received a Bachelor of Arts (Hons) and Bachelor of Commerce (Hons) from the University of Manitoba. Mr. Sinclair received his Chartered Accountant designation from the Canadian Institute of Chartered Accountants.

Peter Goerke serves as Executive Vice President and Secretary of NNRF. Mr. Goerke was born in East Germany and was educated in Russia at the prestigious Moscow State Institute for International Relations and has been conducting business in Russia and the Former Soviet Union for the past 25 years. Mr. Goerke also served for several years with the German Foreign Service. With a specialization in economics and business administration, Mr. Goerke was appointed to assist in the post-unification efforts of Germany as the representative in Siberia of the Privatization Agency of the German government, the Treuhandanstalt, in 1993. Mr. Goerke has consulted for many German companies doing business in Russia and has also taught economics, business administration and economic law at the Deutsche Private Finanzakademie AG in Munich. Mr. Goerke’s talents in facilitating business between Germany, the US and Russia and his fluency in German, Russian and English have made him an integral part of the NNRF team.

Professor Valery A. Lebedev, Ph.D., is the Chief Scientific Officer of NNRF. Prof. Lebedev is the former General Director of the Mining Chemical Combine at Zhelesnogorsk where NNRF plans on conducting a portion of its nuclear waste remediation business. After receiving his PhD from the Moscow Institute of Energetics,  Prof. Lebedev rapidly advanced at the Mining Chemical Combine from Engineer to General Director of the facility. During this time, Prof. Lebedev was appointed as the Deputy Minister of the Ministry of Atomic Energy (1999-2002). Through his scientific and management skills and persistence, Prof.  Lebedev has gained the trust and confidence of his  colleagues in the international nuclear industry which provides  NNRF with an essential advantage in its marketing activities. Prof. Lebedev enjoys the highest status of science in the Russian Federation as an Academician of the Russian Federation Academy of Science, the International Engineering Academy, and a member of the Central Board of the Nuclear Association of Russia.

Involvement in Certain Legal Proceedings

During the past five years, no director, person nominated to be a director, executive officer, promoter or control person of the Company has been involved in any of the following:

(1)	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limited his involvement in any type of business, securities or banking activities; and

(4)
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Auditors; Committees of the Board of Directors; Board of Advisors

Hansen, Barnett & Maxwell, P.C., an independent registered public accounting firm, serves as our independent auditors.

We do not presently have an audit committee, but intend to form such committee in 2008. In the interim, our board of directors serves in the capacity of the audit committee.

We do not presently have a compensation, nominating or corporate governance committee, but intend to form each such committee in 2008.

Each of the Company’s directors receives $48,000 in cash compensation annually.

Advisory Board

The Company has established a board of advisors (“Advisory Board”). Members thereof serve for a minimum term of one (1) year and receive, on an annual basis, $12,000 and an option to purchase 20,000 shares of common stock (“Options”) pursuant to the Company’s 2007 Stock Option and Incentive Plan. The Options are exercisable for a period of ten (10) years at an exercise price equal to or greater than the closing price of the Company’s common stock on the date of grant.

The Advisory Board consists of Professor Valery Zubov, Ph.D. and Victor Achunov. The biographies for Messrs. Zubov and Achnuov follow:

Dr. Valery Zubov was re-elected in 2008 as a Deputy of the Federal Duma, which is the lower house of the Russian Parliament. Dr. Zubov is primarily responsible for drafting legislation pertaining to the formation of more effective financial markets in Russia and modernizing Russia’s banking system. Dr. Zubov served as a member of the Russian Federal Parliament Committee on Credit Organizations and Financial Markets. In addition, Dr. Zubov is the former Governor of Russia’s Krasnoyarsk region and of the founders and deputy directors of the Krasnoyarsk region stock exchange.

Victor Achunov has served as Head of the Department of Disposal of Nuclear Objects and Nuclear-Powered Submarines in Russia since 1999. Commencing in 1971, Mr. Achunov worked at VNIPIPT, a Soviet Union scientific-research and design institute of industrial engineering. Previously, Mr. Achunov served in the Nuclear Power Ministry of the Russian Federation, in Rosatom. In 1971, Mr. Achunov received a degree from the Moscow Engineering and Technical Institute.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports they file.

Our officers, directors and persons who own more than 10% of the Company’s common stock have not yet filed Forms 3, 5, and Schedule 13(D) and Schedule 13(G), as applicable. Each of the foregoing applicable forms will be filed by the respective officers, directors and 10% stockholders in April 2008.

Code of Ethical Conduct.

On March 14, 2008, our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer and principal financial and accounting officer.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;

•	Compliance with applicable governmental laws, rules and regulations;

•	Prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and

•	Accountability for adherence to the Code.

Item 10. Executive Compensation

The following table sets forth summary information concerning the total remuneration paid or accrued by NNRF, Inc. to or on behalf of our executive officers whose total annual salary exceeded $100,000 during the fiscal years ended December 31, 2007 and 2006. In accordance with the rules of the Securities and Exchange Commission, the compensation described in this table does not include perquisites and other personal benefits received by the executive officers named in the table below which does not exceed the lesser of $10,000 or 10% of the total salary and bonus reported for the executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total
		$	$	$	$	$	$	$	$
J. Holt Smith, President(1)	2006	48,000	-	-	-	-	-	-	48,000
	2007	48,000	-	-	383,953	-	-	-	431,953

J.P. Todd Sinclair,	2006	32,000	-	336,000	-	-	-	-	368,000
Chief Financial Officer (2)	2007	90,000	-	-	383,953	-	-	-	473,953

Peter Goerke,	2006	72,000	-	-	-	-	-	12,000	84,000
EVP and Secretary (3)	2007	90,000	-	-	699,193	-	-	-	789,193

Valery A. Lebedev, Ph.D.,	2006	100,000	-	-	-	-	-	12,000	112,000
Chief Scientific Officer (4)	2007	100,000	-	-	297,881	-	-	-	397,881

(1) J. Holt Smith, our President and a Director, was issued an option to purchase 640,000 shares of common stock, exercisable at $0.75 per share through March 1, 2017, valued at $383,953, in 2007.
(2) J.P. Todd Sinclair, our Chief Financial Officer, was issued 240,000 shares of restricted common stock, valued at $336,000, in 2006, and an option to purchase 640,000 shares of common stock, exercisable at $0.75 per share through March 1, 2017, valued at $383,953, in 2007.
(3) Peter Goerke, our Executive Vice President and Secretary, was issued an option to purchase 1,166,667 shares of common stock, exercisable at $0.75 per share through March 1, 2017, valued at $699,193, in 2007.
(4) Valery A. Lebedev, our Chief Scientific Officer, was issued an option to purchase 500,000 shares of common stock, exercisable at $0.75 per share through March 1, 2017, valued at $297,881, in 2007.

Compensation of Directors

The following table sets forth the equity awards made to members of our board of directors during the fiscal year ended December 31, 2007:

DIRECTOR COMPENSATION

Name	Cash Awards	Stock Awards	Option Awards	Total
Lawrence C. McQuade, Chairman(1)	$48,000	$-	$149,981	$197,981

J. Holt Smith	$48,000	$-	$398,953	$446,953

(1) Mr. McQuade was issued an option to purchase 250,000 shares of common stock, exercisable at $0.75 per share through March 1, 2017, valued at $149,981.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table is a list of the beneficial ownership of common stock as of April 8, 2008 of (i) all persons who beneficially owned more than 5% of our outstanding common stock, (ii) all directors, (iii) all executive officers and (iv) all directors and executive officers as a group, according to record-ownership listings as of that date.

The beneficial ownership is calculated based on 47,973,240 shares of common stock outstanding as of December 31, 2007. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities and, accordingly, includes shares issuable upon exercise of options that are exercisable within 60 days of December 31, 2007.

Unless otherwise indicated, the persons identified in this table have sole voting and sole investment powers with regard to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class
Common	J. Holt Smith - President and Director (2,6)	640,000	1.33%
Common	J.P. Todd Sinclair (1) - CFO (2,7)	1,243,669	2.59%
Common	Peter Goerke - EVP & Secretary (3,8)	3,354,000	6.99%
Common	Valery A. Lebedev, Ph.D. - CEO (4,9)	3,147,334	6.56%
Common	Lawrence C. McQuade - Chairman (5,10)	350,000	0.73%
	Officers and Directors as a Group (5 parties)	8,735,003	18.20%

(1)	Each of the parties named above have sole voting and investment power.
(2)	The business address for Messrs. Smith and Sinclair is c/o NNRF, Inc., 1574 Gulf Rd., # 242, Point Roberts, WA 98281.
(3)	The business address for Mr. Goerke is Theresienstrasse 6-8,80333 Munich, Germany.
(4)	The business address for Dr. Lebedev is 117393Moscow, 20 Architect Vlassov’s st.
(5)	The business address for Mr. McQuade is 51 East 42nd Street, 11th Floor, New York, NY 10017.

(6)	J. Holt Smith, our President and a Director, holds an option to purchase 640,000 shares of common stock, exercisable at $0.75 per share through March 1, 2017.
(7)	J.P. Todd Sinclair, our Chief Financial Officer, holds 603,669 shares of common stock, and an option to purchase 640,000 shares of common stock, exercisable at $0.75 per share through March 1, 2017.
(8)
Peter Goerke, our Executive Vice President and Secretary, holds 2,187,333 shares of common stock, and an option to purchase 1,166,667 shares of common stock, exercisable at $0.75 per share through March 1, 2017.

(9)	Valery A. Lebedev, our Chief Scientific Officer, holds 2,647,334 shares of common stock, and an option to purchase 500,000 shares of common stock, exercisable at $0.75 per share through March 1, 2017.
(10)	Lawrence C. McQuade, our Chairman of the Board, holds 100,000 shares of common stock, and an option to purchase 250,000 shares of common stock, exercisable at $0.75 per share through March 1, 2017.

Item 12. Certain Relationships and Related Transactions and Director Independence.

Transactions with Management and Others.

Except as otherwise set forth in this report, no member of management, executive officer, director, nominee for a director or security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company’s voting securities, nor any member of the immediate family of any of the foregoing persons, has had any direct or indirect material interest in any transaction to which the Company was or is to be a party.

During the period August 25, 2005 through June 30, 2006, our President, J. Holt Smith, loaned the Company a total of $20,000 (“Loan”) for working capital. The Loan was non interest bearing. On July 1, 2006, Mr. Smith converted the Loan into 259,740 shares of common stock, or approximately $0.07 per share.

Except as otherwise set forth in this report, no member of management, executive officer, director, nominee for a director or security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's voting securities, nor any member of the immediate family of any of the foregoing persons, has had any direct or indirect material interest in any transaction to which the Company was or is to be a party.

Certain Business Relationships.

Except as set forth in (a) above, and to the knowledge of management, or as previously filed in the Company’s periodic reports, no director or nominee for director is or has been related to any person who has been a party to any transaction with the Company.

Indebtedness of Management.

No member of the Company’s management is or has been indebted to the Company since the beginning of its last fiscal year.

Transactions with Promoters. None.

Item 13. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibits
2.1	Merger and Plan of Share Exchange by and between Stafford Energy, Inc., and Nucon, Inc. dated May 23, 2006 (1)

3.1	Articles of Incorporation (1)

3.11	Amendment to Articles of Incorporation (3)

3.2	Amended and Restated Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Convertible Promissory Note (1)

4.3	Form of Common Stock Purchase Warrant (2)

4.4	Form of Registration Rights Agreement (2)

10.1	Employment Agreement of Valery Alexandrovitch Lebedev dated October 31, 2005 (1)

10.2	Employment Agreement of Todd Sinclair dated May 23, 2006 (1)

10.3	Employment Agreement of Alexander S. Stepanenko (1)

10.4	Consultant Agreement of Peter Goerke dated October 3, 2005 (1)

10.5	Stock Option and Incentive Plan (2)

10.6	Investment Banking Letter Agreement by and between Mercer Capital, Ltd. and Nucon-RF, Inc. dated January 23, 2007 (2)

10.7	Acquisition Agreements by and between ZAO Electro Machinery Building Plant ATOLL and Nucon-RF, Inc. dated July 26, 2006 and March 7, 2007 (2)

10.8	Cooperation Agreement between Association “ASPECT” and Nucon-RF, Inc. dated April 17, 2007 (3)

10.9	Cooperation Agreement between Nucon, Inc. and Atomstroyexport dated November 22, 2005 (3)

10.10	Territorial Sub-Distributor Agreement between Power Quality Holdings, Inc. and Nucon, Inc. dated December 14, 2005 (3)

10.11	Cooperation Agreement between Tri Ion Wassertechnik and Nucon, Inc. dated February 8, 2006 (3)

10.12	Cooperation Agreement between Truboprovodnaya armatura (TPA) and Nucon, Inc. dated December 12, 2005 (3)

10.13	Consulting Agreement between Hanover Capital Corporation and Nucon, Inc. dated October 1, 2006 (3)

10.14	Agreement for Corporate Communications/Media and Investor Relations between Eisenberg Communications and Nucon-RF, Inc. dated August 7, 2006 (3)

10.15	Consultancy Agreement between Rose Consulting and Engineering and Nucon-RF, Inc. dated April 20, 2007 (3)
10.16	Consulting Services Agreement between StockTiger.com - Richard Crockett and Nucon-RF, Inc. dated February 16, 2007 (3)

10.17	Business Advisory Agreement between Newbridge Securities Corporation and Nucon-RF, Inc. dated May 17, 2007 (3)

10.18	Sales Agreement between Global Matrechs, Inc. and Nucon, Inc. dated April 25, 2006 (3)

10.19	Asset Purchase Agreement between Dr. Hans-Jürgen Engelmann and Nucon-RF, Inc. dated July 2006 (3)

10.20	Consulting Agreement between Claridge Management and Nucon-RF, Inc. dated June 19, 2007 (3)

10.21	Revolving Credit Facility Agreement between Professional Offshore Opportunity Fund, Ltd. and NNRF, Inc. dated August 27, 2007 (4)

10.22	Registration Rights Agreement between Professional Offshore Opportunity Fund, Ltd. and NNRF, Inc. dated August 27, 2007 (4)

10.23
Pledge Agreement between Professional Offshore Opportunity Fund, Ltd, on the one hand, and Janet Wall Separate Property Rev. Trust 10/1/02 and Darin Nellis, on the other hand, dated August 27, 2007 (4)

10.24	Common Stock and Warrant Agreement between Darin Nellis and NNRF, Inc. dated August 27, 2007 (4)

10.25	Common Stock and Warrant Agreement between Janet Wall Separate Property Rev. Trust 10/1/02 and NNRF, Inc. dated August 27, 2007 (4)

10.26	Fee Agreement between Newbridge Securities Corporation and NNRF, Inc. dated September 2, 2007 (4)

10.27	Registration Rights Agreement between Newbridge Securities Corporation and NNRF, Inc. dated September 2, 2007 (4)

10.28	Code of Ethical Conduct adopted by the NNRF, Inc. board of directors on March 14, 2008*

10.29	Investment Contract between Engineering Center of Nuclear Containers OOO and NNRF, Inc. dated December 4, 2007*

10.30	Agreement on Sale and Purchase of Shares between JSC Electroprivod and NNRF, Inc. dated March 8, 2008*

10.31	Agreement on Sale and Purchase of Shares between Velcont and NNRF, Inc.. dated August 1, 2007*

11.1	Statement regarding computation of per share earnings (5)

21.1	List of Subsidiaries*

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

* Filed Herewith

(1) Previously filed as an exhibit to the Company’s Form 10-SB filing with the Securities and Exchange Commission on February 22, 2007.

(2) Previously filed as an exhibit to the Company’s Form 10-SB filing with the Securities and Exchange Commission on May 15, 2007.

(3) Previously filed as an exhibit to the Company’s Form 10-SB filing with the Securities and Exchange Commission on July 24, 2007.

(4) Previously filed as an exhibit to the Company’s Form 10-SB filing with the Securities and Exchange Commission on September 25, 2007.

(5) The information required by this exhibit can be determined from the Financial Statements included in Part F/S hereto.

Item 14. Principal Accounting Fees and Services.

The Company paid, or accrued, the following fees to its independent auditors for the fiscal years ended December 31, 2006 and 2007:

	FYE 12/31/07	FYE 12/31/06
Audit Fees	$82,035	$35,495
Audit-related Fees	$-	$-
Tax Fees	$-	$-
All other fees	$-	$-
Total Fees	$82,035	$35,495

The Company has no formal audit committee. The entire board of directors serves as the Company’s audit committee.

To our knowledge, in 2007 the Company's principal accountant did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2008

NNRF, Inc.

/s/ J. Holt Smith	/s/ J.P. Todd Sinclair
By: J. Holt Smith	By: J.P. Todd Sinclair
Title: President, Director	Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. Holt Smith	April 15, 2008
By: J. Holt Smith
Title: President, Director

/s/ J.P. Todd Sinclair	April 15, 2008
By: J.P. Todd Sinclair
Title: Chief Financial Officer

/s/ Peter Goerke	April 15, 2008
By: Peter Goerke
Title: Executive Vice President and Secretary

/s/ Lawrence McQuade	April 15, 2008
By: Lawrence McQuade
Title: Director